Form 10-K/A
period 2020-12-31
RedBall Acquisition Corp.
filed 2021-05-21
CIK 1815184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to RedBall Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of RedBall Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 17, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 19, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 10, 2020 (inception) through December 31, 2020 and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for our warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, the Company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

ii

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

iii

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

Upon the closing of the initial public offering and the private placement, $575,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”). Except with respect to interest earned on the funds held in the trust account that may be released to the company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months of the closing of the initial public offering (the “completion window”), subject to applicable law, or (iii) the redemption of the company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to modify the substance or timing of the company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of the public shares if the company has not consummated an initial business combination within the completion window. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The proceeds deposited in the trust account could become subject to the claims of the company’s creditors, if any, which could have priority over the claims of its public shareholders. After the payment of underwriting discounts and commissions (excluding the deferred portion of $20,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $752,000 in expenses relating to the initial public offering, approximately $2,170,000 of the net proceeds of the initial public offering and private placement was not deposited into the trust account and was retained by us for working capital purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2020, there was approximately $575.3 million in investments and cash held in the trust account and approximately $1.6 million of cash held outside the trust account available for working capital purposes. As of December 31, 2020, none of the funds had been withdrawn from the trust account to fund the company’s working capital expenses.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our ordinary shares to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

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

•

If we seek stockholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We account for our Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

The obligations under the forward purchase agreements will not depend on whether any public shareholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the forward purchase shares does not close, for example, by reason of the failure of each forward purchase party to fund the purchase price for its forward purchase shares, we may lack sufficient funds to consummate our initial business combination. Each forward purchase party’s obligation to purchase the forward purchase shares will, among other things, be conditioned on each forward purchase party giving us its irrevocable written consent confirming its commitment to purchase the forward purchase shares no later than five days after we notify it of our board of directors’ intention to meet to consider entering into a definitive agreement for a proposed business combination and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board. Accordingly, if each forward purchase party does not consent, or if the initial business combination is not approved by a majority of our board and a majority of the independent directors of our board, each forward purchase party would not be obligated to purchase any forward purchase shares. In addition, we have the right, in our sole discretion, to reduce the amount of forward purchase shares that each forward purchase party may purchase pursuant to the forward purchase agreements.

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

In this Amendment No. 1 we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 10, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 10, 2020 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by SPACs (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 19, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on August 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of approximately $25.1 million which consisted of approximately $22.4 million loss from changes in fair value of derivative warrant liabilities and approximately $1.6 million of transaction costs - derivative warrant liabilities, $1,218,000 in general and administrative expense and approximately $111,000 of related party administrative fees, partially offset by approximately $283,000 of income from our investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $25.1 million to the warrant liabilities which has been recognized as expense. In addition, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from June 10, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $1.6 million.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 48,543,944 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 19,166,667 ordinary shares warrants to investors and 9,566,667 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the initial public offering and private placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the public warrants and the Black-Scholes for the private placement warrants. Beginning as of December 31, 2020, the fair value of public warrants and private placement warrants have been measured based on the listed market price of such the public warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s ordinary shares. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

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

The forward purchase agreements provide that each forward purchase party is entitled to certain registration rights with respect to its forward purchase shares. Each forward purchase party’s commitment to purchase shares pursuant to the forward purchase agreements is intended to provide us with a minimum funding level for our initial business combination. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. Subject to the conditions in the forward purchase agreements, the purchase of the forward purchase shares will be a binding obligation of each forward purchase party, regardless of whether any Class A ordinary shares are redeemed by our public shareholders in connection with our initial business combination.

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

The following documents are filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RedBall Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RedBall Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

May 21, 2021

RedBall Acquisition Corp.

BALANCE SHEET

December 31, 2020

As Restated - See Note 2

Assets
Current assets:
Cash	$1,601,324
Prepaid expenses	308,554

Total current assets	1,909,878
Investments held in Trust Account	575,282,641

Total Assets	$577,192,519

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$105,454
Accounts payable	726,316
Due to related party	284,646

Total current liabilities	1,116,416
Derivative warrant liabilities	65,511,660
Deferred underwriting commissions	20,125,000

Total liabilities	86,753,076

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 48,543,944 shares subject to possible redemption at $10.00 per share	485,439,440

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 8,956,056 shares issued and outstanding (excluding 48,543,944 shares subject to possible redemption)	896
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	30,092,651
Accumulated deficit	(25,094,982)

Total shareholders’ equity	5,000,003

Total Liabilities and Shareholders’ Equity	$577,192,519

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from June 10, 2020 (inception) through December 31, 2020

As Restated – See Note 2

Operating expenses
General and administrative expenses	$1,218,472
Administrative expenses - related party	111,291

Loss from operations	(1,329,763)
Change in fair value of derivative warrant liabilities	(22,411,660)
Transaction costs - derivative warrant liabilities	(1,636,200)
Net gain from investments held in Trust Account	282,641

Net loss	$(25,094,982)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000

Basic and diluted net income per ordinary share, Class A	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,753,049

Basic and diluted net loss per ordinary share, Class B	$(1.85)

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from June 10, 2020 (inception) through December 31, 2020

As Restated – See Note 2

	Ordinary Shares						Total Shareholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Sale of units in initial public offering, less fair value of public warrants	57,500,000	5,750	—	—	546,244,250	—	546,250,000
Offering costs	—	—	—	—	(30,740,575)	—	(30,740,575)
Class A ordinary shares subject to possible redemption	(48,543,944)	(4,854)	—	—	(485,434,586)	—	(485,439,440)
Net loss	—	—	—	—	—	(25,094,982)	(25,094,982)

Balance - December 31, 2020	8,956,056	$896	14,375,000	$1,438	$30,092,651	$(25,094,982)	$5,000,003

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from June 10, 2020 (inception) through December 31, 2020

As Restated – See Note 2

Cash Flows from Operating Activities:
Net loss	$(25,094,982)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through note payable related party	37,791
Net gain from investments held in Trust Account	(282,641)
Change in fair value of derivative warrant liabilities	22,411,660
Transaction costs - derivative warrant liabilities	1,636,200
Changes in operating assets and liabilities:
Prepaid expenses	(308,554)
Accounts payable	726,316
Accrued expenses	20,454
Due to related party	284,646

Net cash used in operating activities	(569,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)

Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(235,986)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	14,350,000
Offering costs paid	(11,943,580)

Net cash provided by financing activities	577,170,434

Net increase in cash	1,601,324

Cash - beginning of the period	—

Cash - ending of the period	$1,601,324

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable - related party	$198,195
Deferred underwriting commissions	$20,125,000
Initial value of Class A ordinary shares subject to possible redemption	$508,843,200
Change in initial value of Class A ordinary shares subject to possible redemption	$(23,403,760)

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS - AS RESTATED

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,566,667 warrants at a price of $1.50 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of approximately $14.4 million (Note 5).

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase ordinary shares that the Company issued in August 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in August, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$577,192,519	$—	$577,192,519

Liabilities and Shareholders’ equity
Total current liabilities	$1,116,416	$—	$1,116,416
Deferred underwriting commissions	20,125,000	—	20,125,000
Derivative warrant liabilities	—	65.511,660	65,511,660

Total liabilities	21,241,416	65,511,660	86,753,076
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	550,951,100	(65,511,660)	485,439,440
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	240	656	896
Class B ordinary shares - $0.0001 par value	1,438	—	1,438
Additional paid-in-capital	6,045,447	24,047,204	30,092,651
Accumulated deficit	(1,047,122)	(24,047,860)	(25,094,982)

Total shareholders’ equity	5,000,003	—	5,000,003

Total liabilities and shareholders’ equity	$577,192,519	$—	$577,192,519

	Period From June 10, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(1,329,763)	$—	$(1,329,763)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(22,411,660)	(22,411,660)
Transaction costs - derivative warrant liabilities	—	(1,636,200)	(1,636,200)
Net gain from investments held in Trust Account	282,641	—	282,641

Total other (expense) income	282,641	(24,047,860)	(23,765,219)

Net loss	$(1,047,122)	$(24,047,860)	$(25,094,982)

Basic and Diluted weighted-average Class A ordinary shares outstanding	57,500,000	—	57,500,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	13,753,049	—	13,753,049
Basic and Diluted net loss per Class B share	$(0.10)	$(1.75)	$(1.85)

	Period From June 10, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(1,047,122)	$(24,047,860)	$(25,094,982)
Change in fair value of derivative warrant liabilities	$—	22,411,660	22,411,660
Transaction costs - derivative warrant liabilities	$—	$1,636,200	$1,636,200
Initial value of Class A common stock subject to possible redemption	$551,943,200	(43,100,000)	508,843,200
Change in fair value of Class A common stock subject to possible redemption	$(992,100)	$(22,411,660)	$(23,403,760)

In addition, the impact to the balance sheet dated August 17, 2020, filed on Form 8-K on August 21, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $43.1 million increase to the derivative warrant liabilities line item at August 17, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from June 10, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such the Public Warrants.

Offering costs associated with Initial Public Offering

The Company complied with the requirements of the ASC 340-10-S99-1. Offering costs consist legal, accounting, underwriting fees and other incremental costs directly attributable to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 48,543,944 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $283,000 for the period from June 10, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $25.1, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 19,166,667 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,566,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such the Public Warrants.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 7- DERIVATIVE WARRANT LIABILITES

As of December 31, 2020, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including 48,543,944 Class A ordinary shares subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills	$575,282,641	(1)	$—	$—
Liabilities:
Derivative warrant liabilities	$43,508,330		$—	$22,003,330

(1)	Includes $667 in cash.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2020, as the Public Warrants were separately listed and traded in October 2020.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently through September 30, 2020. The fair value of the Private Placement Warrants have been estimated using the Black-Scholes model initially and through December 31, 2020 measurement dates. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement.

For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $22.4 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of August 17, 2020	As of December 31, 2020
Volatility	10% - 25%	10% - 25.5%
Stock price	$9.89 - $10.12	$10.89
Time to M&A	1	1
Risk-free rate	0.39%	0.48%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from July 20, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at June 10, 2020 (inception)	$—
Issuance of Public and Private Warrants - Level 3	43,100,000
Change in fair value of derivative warrant liabilities	7,270,000
Transfers of Public Warrants to Level 1 measurement	(28,366,670)

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 11 —QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$577,160,703	$—	$577,160,703

Liabilities and Shareholders’ equity
Total current liabilities	$507,793	$—	$507,793
Deferred underwriting commissions	20,125,000	—	20,125,000
Derivative warrant liabilities	—	42,525,340	42,525,340

Total liabilities	20,632,793	42,525,340	63,158,133
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	551,527,900	(42,525,340)	509,002,560
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	235	425	660
Class B ordinary shares - $0.0001 par value	1,438	—	1,438
Additional paid-in-capital	5,468,653	1,061,115	6,529,768
Accumulated deficit	(470,316)	(1,061,540)	(1,531,856)

Total Shareholders’ equity	5,000,010	—	5,000,010

Total liabilities and Shareholders’ equity	$577,160,703	$—	577,160,703

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations
Loss from operations	$(550,943)	$—	$(550,943)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	574,660	574,660
Transaction costs - derivative warrant liabilities	—	(1,636,200)	(1,636,200)
Interest earned on investments held in Trust Account	104,289	—	104,289

Total other (expense) income	104,289	(1,061,540)	(957,251)

Net loss	$(446,654)	(1,061,540)	(1,508,194)

Basic and Diluted weighted-average Class A ordinary shares outstanding	57,500,000		57,500,000
Basic and Diluted net loss per Class A share	$—		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	14,375,000		14,375,000
Basic and Diluted net loss per Class B share	$(0.04)	$(0.07)	$(0.11)

	For the Period From June 10, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations
Loss from operations	$(574,605)	$—	$(574,605)
Other (expense) income:
Change in fair value of warrant liabilities	—	574,660	574,660
Transaction costs - derivative warrant liabilities	—	(1,636,200)	(1,636,200)
Interest earned on investments held in Trust Account	104,289	—	104,289

Total other (expense) income	104,289	(1,061,540)	(957,251)

Net loss	$(470,316)	$(1,061,540)	$(1,531,856)

Basic and Diluted weighted-average Class A ordinary shares outstanding	57,500,000	—	57,500,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	14,375,000	—	14,375,000
Basic and Diluted net loss per Class B share	$(0.04)	$(0.07)	$(0.11)

	For the Period From June 10, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Statement of Cash Flows
Net loss	$(470,316)	$(1,061,540)	$(1,531,856)
Change in fair value of derivative warrant liabilities	$—	(574,660)	(574,660)
Transaction costs - derivative warrant liabilities	$—	$1,636,200	$1,636,200
Initial value of Class A common stock subject to possible redemption	$551,943,200	(43,100,000)	508,843,200
Change in fair value of Class A common stock subject to possible redemption	$(415,300)	$574,660	$159,360

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

4.4	Warrant Agreement, dated August 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

4.5	Description of Securities (Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-39440), filed with the SEC on March 30, 2021).

10.1	Letter Agreement, dated August 12, 2020, by and among the Company, its executive officers, its directors and RedBall SponsorCo LP (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

10.2	Investment Management Trust Agreement, dated August 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

10.3	Registration and Shareholder Rights Agreement, dated August 12, 2020, by and among the Company, RedBall SponsorCo LP and the Company’s independent directors (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated August 12, 2020, by and between the Company and RedBall SponsorCo LP (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

10.5	Administrative Services Agreement, dated August 12, 2020, by and between the Company and RedBall SponsorCo LP (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39440), filed with the SEC on August 18, 2020).

10.6	Form of Letter Agreement among the Registrant, RedBall SponsorCo LP and each of the officers and directors of the Registrant (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

10.7	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

10.8	Promissory Note issued to RedBall SponsorCo LP (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

10.9	Securities Subscription Agreement between RedBall SponsorCo LP and the Registrant (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

10.10	Form of Forward Purchase Agreement by and among the Registrant and the Parties thereto (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

10.11	Retainer Agreement, dated July 26, 2020, by and among the Registrant, RedBall SponsorCo LP and Rice, Hadley, Gates & Manuel LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240138), filed with the SEC on July 28, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2021

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

Name	Title	Date

/s/ Gerald Cardinale	Co-Chairman	May 21, 2021
Gerald Cardinale

/s/ Billy Beane	Co-Chairman	May 21, 2021
Billy Beane

/s/ Alec Scheiner	Chief Executive Officer	May 21, 2021
Alec Scheiner	(Principal Executive Officer)

/s/ David Grochow	Chief Financial Officer	May 21, 2021
David Grochow	(Principal Financial and Accounting Officer)

/s/ Volkert Doeksen	Director	May 21, 2021
Volkert Doeksen

/s/ Deborah A. Farrington	Director	May 21, 2021
Deborah A. Farrington

/s/ Richard C. Scudamore	Director	May 21, 2021
Richard C. Scudamore

/s/ Richard H. Thaler	Director	May 21, 2021
Richard H. Thaler

/s/ Lewis N. Wolff	Director	May 21, 2021
Lewis N. Wolff