Form 10-Q
period 2021-03-31
RedBall Acquisition Corp.
filed 2021-05-24
CIK 1815184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-39440

REDBALL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

667 Madison Avenue, New York, New York	10065
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 21, 2021, there were 57,500,000 Class A ordinary shares, par value $0.0001, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

REDBALL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBALL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,271,186	$1,601,324
Prepaid expenses	265,601	308,554

Total current assets	1,536,787	1,909,878
Investments held in Trust Account	575,366,602	575,282,641

Total Assets	$576,903,389	$577,192,519

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$400,808	$105,454
Accounts payable	723,288	726,316
Due to related party	191,980	284,646

Total current liabilities	1,316,076	1,116,416
Derivative warrant liabilities	39,555,670	65,511,660
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	60,996,746	86,753,076
Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 51,090,664 and 48,543,944 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	510,906,640	485,439,440
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 6,409,336 and 8,956,056 shares issued and outstanding (excluding 51,090,664 and 48,543,944 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	641	896
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	4,625,706	30,092,651
Retained earnings (accumulated deficit)	372,218	(25,094,982)

Total shareholders’ equity	5,000,003	5,000,003

Total Liabilities and Shareholders’ Equity	$576,903,389	$577,192,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

Operating expenses
General and administrative expenses	$497,751
Administrative expenses - related party	75,000

Loss from operations	(572,751)
Change in fair value of derivative warrant liablities	25,955,990
Net gain from investments held in Trust Account	83,961

Net income	$25,467,200

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000

Basic and diluted net income per ordinary share, Class A	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000

Basic and diluted net income per ordinary share, Class B	$1.77

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Ordinary Shares					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	8,956,056	$896	14,375,000	$1,438	$30,092,651	$(25,094,982)	$5,000,003
Change in value of Class A ordinary shares subject to possible redemption	(2,546,720)	(255)	—	—	(25,466,945)	—	(25,467,200)
Net income	—	—	—	—	—	25,467,200	25,467,200

Balance - March 31, 2021	6,409,336	$641	14,375,000	$1,438	$4,625,706	$372,218	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$25,467,200
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(83,961)
Change in fair value of derivative warrant liabilities	(25,955,990)
Changes in operating assets and liabilities:
Prepaid expenses	42,953
Accounts payable	(3,028)
Accrued expenses	295,354
Due to related party	(92,666)

Net cash used in operating activities	(330,138)

Net decrease in cash	(330,138)
Cash - beginning of the period	1,601,324

Cash - ending of the period	$1,271,186

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(25,466,945)

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

At March 31, 2021, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $0.2 million.

The Company’s liquidity needs up to March 31, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of approximately $236,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 21, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 21, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The 19,166,667 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,566,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such the Public Warrants.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, an aggregate of 51,090,664 and 48,543,944 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s unaudited condensed statement method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, of approximately $84,000 for three months ended March 31, 2021, by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $25.4 million for three months ended March 31, 2021, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due to Related Party

During the three months ended March 31, 2021, the Sponsor paid approximately $137,000 of expenses on behalf of the Company, and the Company made repayment of approximately $230,000 to the Sponsor. The net amount of approximately $192,000 is presented as Due to related party in current liabilities as of March 31, 2021 on the balance sheet.

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including 51,090,664 and 48,543,944 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination (including the Forward Purchase Shares), the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills (1)	$575,365,492	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$26,066,670	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$13,489,000

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills (2)	$575,282,641	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$43,508,330	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$22,003,330

(1)	Includes $1,110 in cash
(2)	Includes $667 in cash

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels for the three months ended March 31, 2021.

The Company utilizes a binomial Monte-Carlo simulation and Black-Scholes model to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. For the three months ended March 31, 2021, the Company recognized change in the fair value of derivative warrant liabilities of approximately $26 million as presented on the accompanying unaudited condensed statement of operations.

REDBALL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities in level 3 for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	(8,514,330)

Derivative warrant liabilities - Level 3, at March 31, 2021	$13,489,000

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Volatility	15% -19%	10% -25.5%
Stock price	$9.96	$10.54
Time to M&A	0.69	1
Risk-free rate	1.09%	0.48%
Dividend yield	0.0%	0.0%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to May 24, 2021, the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.3 million in cash and working capital of approximately $0.2 million. All remaining cash and securities were held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares.

Our liquidity needs up to March 31, 2021 had been satisfied through our sponsor paying $25,000 to cover for certain of our offering costs in exchange for the issuance of the founder shares, a loan of approximately $236,000 pursuant to the Note (as defined below) issued to our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the Note to our sponsor on August 19, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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

Results of Operations

Our entire activity from June 10, 2020 (inception) through March 31, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2021, we had a net income of approximately $25.5 million, which consisted of approximately $26.0 million gain from change in fair value of warrant liabilities, an approximately $84,000 net gain on investment held in Trust Account, which were partially offset by approximately $0.5 million in general and administrative expenses, and approximately $75,000 of related party administrative fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 51,090,664 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,733,334 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income per share for ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, of approximately $84,000 for three months ended March 31, 2021, by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $25.4 million for three months ended March 31, 2021, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form 10- K/A filed with the SEC on May 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The Company did not make any unregistered sales of its securities from January 1, 2021 to March 31, 2021.

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

REDBALL ACQUISITION CORP.

Date: May 24, 2021		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)