Form 10-Q
period 2021-06-30
RedBall Acquisition Corp.
filed 2021-08-12
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 11, 2021,
there were 57,500,000 Class A ordinary shares, par value $0.0001, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

REDBALL ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021, and for the Period from June 10, 2020 (inception) Through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021, and for the Period from June 10, 2020 (inception) Through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021, and for the Period from June 10, 2020 (inception) Through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDBALL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,271,186	$1,601,324
Prepaid expenses	228,726	308,554

Total current assets	1,499,912	1,909,878
Investments held in Trust Account	575,358,853	575,282,641

Total Assets	$576,858,765	$577,192,519

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$451,433	$105,454
Accounts payable	929,901	726,316
Due to related party	424,531	284,646

Total current liabilities	1,805,865	1,116,416
Derivative warrant liabilities	31,127,670	65,511,660
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	53,058,535	86,753,076
Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 51,880,022 and 48,543,944 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	518,800,220	485,439,440
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,619,978 and 8,956,056 shares issued and outstanding (excluding 51,880,022 and 48,543,944 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	562	896
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	30,092,651
Retained earnings (accumulated deficit)	4,998,010	(25,094,982)

Total shareholders’ equity	5,000,010	5,000,003

Total Liabilities and Shareholders’ Equity	$576,858,765	$577,192,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 10, 2020 (inception) through June 30, 2020
Operating expenses
General and administrative expenses	$451,664	$949,415	$23,662
Administrative expenses—related party	75,000	150,000	—

Loss from operations	(526,664)	(1,099,415)	(23,662)
Change in fair value of derivative warrant liabilities	8,428,000	34,383,990	—
Net gain (loss) from investments held in Trust Account	(7,749)	76,212	—

Net income (loss)	$7,893,587	$33,360,787	$(23,662)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000	—

Basic and diluted net income (loss) per ordinary share, Class A	$(0.00)	$0.00	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000	12,500,000

Basic and diluted net income per ordinary share, Class B	$0.55	$2.32	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2021
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance—December 31, 2020	8,956,056	$896	14,375,000	$1,438	$30,092,651	$(25,094,982)	$5,000,003
Shares subject to possible redemption	(2,546,720)	(255)	—	—	(25,466,945)	—	(25,467,200)
Net income	—	—	—	—	—	25,467,200	25,467,200

Balance—March 31, 2021 (Unaudited)	6,409,336	641	14,375,000	1,438	4,625,706	372,218	5,000,003
Shares subject to possible redemption	(789,358)	(79)	—	—	(4,625,706)	(3,267,795)	(7,893,580)
Net income	—	—	—	—	—	7,893,587	7,893,587

Balance—June 30, 2021 (Unaudited)	5,619,978	$562	14,375,000	$1,438	$—	$4,998,010	$5,000,010

	For the period from June 10, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance— June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(23,662)	(23,662)

Balance— June 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(23,662)	$1,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Period from June 10, 2020 (inception) Through June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$33,360,787	$(23,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	10,000
Net gain from investments held in Trust Account	(76,212)	—
Change in fair value of derivative warrant liabilities	(34,383,990)	—
Changes in operating assets and liabilities:
Prepaid expenses	79,828	—
Accounts payable	203,585	—
Accrued expenses	345,979	13,662
Due to related party	139,885	—

Net cash used in operating activities	(330,138)	—

Net decrease in cash	(330,138)	—
Cash—beginning of the period	1,601,324	—

Cash—end of the period	$1,271,186	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$375,000
Deferred offering costs included in accounts payable	$—	$25,510
Deferred offering costs included in note payable	$—	$86,750
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Change in value of Class A ordinary shares subject to possible redemption	$33,360,780	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION
RedBall Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on June 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the sports, media and data analytics sectors, with a focus on professional sports franchises. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”)
.
At June 30, 2021, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
Units as a result of the underwriters’ full exercise of their over-allotment option, at $
10.00
per Unit, generating gross proceeds of $
575.0
 million, and incurring offering costs of approximately $
32.4
 million, inclusive of approximately $
20.1
 million in deferred underwriting commissions (Note
5)
.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its ordinary shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combinatio
n
 Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
5
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Liquidity and Going Concern
As of June 30, 2021,
 the Company had approximately $
1.3
 million in its operating bank account and a working capital deficit of approximately $
0.3
 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (see Note 4), the loan of approximately
$236,000
from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” as of June 30, 2021, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, August 17, 2022. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
for the year ended December 31, 2020 as filed with the SEC on May 21, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
.

In some circumstances, the input
s
 used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering costs associated with Initial Public Offering
Offering costs consist legal, accounting, underwriting fees and other incremental costs directly attributable to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. Beginning as of October 2020, the fair value of Public Warrants has been measured based on the listed market price of such the Public Warrants.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, an aggregate of 51,880,022 and 48,543,944 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 10, 2020 (inception) through June 30, 2020
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income (loss) from investments held in Trust Account	$(7,749)	$76,212	$—
Less: Company’s portion available to be withdrawn to pay taxes	—	—	—

Net income (loss) attributable	$(7,749)	$76,212	$—

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding Class A ordinary shares	57,500,000	57,500,000	—

Basic and diluted net income per share, Class A ordinary shares	$(0.00)	$0.00	$—

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$7,893,587	$33,360,787	$(23,662)
Net (income)/loss allocable to Class A ordinary shares	7,749	(76,212)	—

Net income (loss) attributable	$7,901,336	$33,284,575	(23,662)

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding Class B ordinary shares	14,375,000	14,375,000	12,500,000

Basic and diluted net income per share, Class B ordinary shares	$0.55	$2.32	$(0.00)

Income taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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
on January 1, 2021. Adoption of the ASU did not impact the Company’s financia
l
 position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements
.
NOTE 3. INITIAL PUBLIC OFFERING
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

Related Party Loans
On June 10, 2020, our sponsor agreed to loan us up to $
300,000
to be used for the payment of costs related to the initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the initial public offering. We borrowed approximately $
236,000
under the Note, and then fully repaid the Note on August 19, 2020.
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
The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $
1.5

million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of
$
1.50
per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Executive Compensation
None of the Company’s officers or directors receive cash compensation for services rendered. However, under the terms of the Company’s agreement with Richard Scudamore for his service as a director, our successful consummation of a Business Combination would result in the Company becoming obliged to pay

$
100,000
to him. This amount has not been reflected in the condensed balance sheets as it is contingent upon the success of a Business Combination.
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
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including 51,880,022 and 48,543,944 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares —
The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

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
basis.
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills (1)	$575,358,853	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$20,700,000	$—	$—
Derivative warrant liabilities—Private warrants	$—	$—	$10,427,670

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills (2)	$575,282,641	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$43,508,330	$—	$—
Derivative warrant liabilities—Private warrants	$—	$—	$22,003,330

(1)	Includes $1,376 in cash
(2)	Includes $667 in cash
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels in the three and six months ended June 30, 2021.
The Company utilizes a Black-Scholes model to estimate the fai
r
 value of the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. For the three and six months ended June 30, 2021, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $
8.4

million and $34.4 million, respectively, as presented on the accompanying unaudited condensed statements of operations.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs, for the three and
six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities—Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	(8,514,330)

Derivative warrant liabilities—Level 3, at March 31, 2021	$13,489,000
Change in fair value of derivative warrant liabilities	(3,061,330)

Derivative warrant liabilities—Level 3, at June 30, 2021	$10,427,670

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Volatility	10% -17.2%	10% - 25.5%
Stock price	$9.77	$10.54
Time to M&A	0.57	1
Risk-free rate	0.97%	0.48%
Dividend yield	0.0%	0.0%
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

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

Liquidity and Going Concern
As of June 30, 2021, we had approximately $1.3 million in cash and a working capital of deficit approximately $0.3 million. All remaining cash and securities were held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares.
Our liquidity needs up to June 30, 2021 had been satisfied through our sponsor paying $25,000 to cover for certain of our offering costs in exchange for the issuance of the founder shares, a loan of approximately $236,000 pursuant to the Note (as defined below) issued to our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the Note to our sponsor on August 19, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” as of June 30, 2021, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, August 17, 2022. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the initial public offering and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statement. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from June 10, 2020 (inception) through June 30, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the three months ended June 30, 2021, we had net income of approximately $7.9 million, which consisted of a gain of approximately $8.4 million from the change in fair value of derivative warrant liabilities, which was partially offset by approximately $0.5 million in general and administrative expenses, approximately $75,000 of related party administrative fees and an approximately $8,000 net loss on investments held in Trust Account.
For the six months ended June 30, 2021, we had net income of approximately $33 million, which consisted of a gain of approximately $34 million from the change in fair value of derivative warrant liabilities and an approximately $76,000 net gain on investments held in Trust Account, which were partially offset by approximately $0.9 million in general and administrative expenses, and approximately $150,000 of related party administrative fees.
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
Working Capital Loans
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
Due to Related Party
During the three and six months ended June 30, 2021, our Sponsor paid approximately $158,000 and $300,000 of expenses on behalf of our Company, and we made repayment of approximately $0 and $230,000, respectively to our Sponsor for such expenses. As of June 30, 2021, and December 31, 2020, outstanding balance for such expenses were approximately $300,000 and $285,000, respectively (excluding amounts due for the administrative support agreement discussed below), included in due to related party in current liabilities, on the condensed balance sheets included as Item 1 to this Quarterly Report on Form 10-Q.
Administrative Support Agreement
We agreed to pay our Sponsor a total of $25,000 per month, commencing on the date our securities were first listed on the New York Stock Exchange, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of our Business Combination or our Company’s liquidation, we will cease paying these monthly fees. We incurred $75,000 and $150,000 of such fees in the three and six months ended June 30, 2021, respectively, included as administrative fees – related party on our condensed statement of operations included as Item 1 to this Quarterly Report on Form 10‐Q. As of June 30, 2021, and December 31, 2020, we had approximately $100,000 and $0 for such fees, respectively, included in due to related party on the condensed balance sheets included as Item 1 to this Quarterly Report on Form 10-Q.
Executive Compensation
None of our officers or directors receive cash compensation for services rendered. However, under the terms of our agreement with Richard Scudamore for his service as a director, our successful consummation of a business combination would result in the Company becoming obliged to pay $100,000 to him. This amount has not been reflected in the condensed balance sheets as it is contingent upon the success of a business combination.
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 51,880,022 and 48,543,944 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the accompanying condensed balance sheets.
Net Income (Loss) Per Share
Our unaudited condensed statements of operations include a presentation of income (loss) per Class A ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
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
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form
10-
K/A filed with the SEC on May 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBALL ACQUISITION CORP.

Date: August 11, 2021		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)