Form 10-Q
period 2021-09-30
RedBall Acquisition Corp.
filed 2021-11-09
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
November 9, 2021, there

were

57,500,000
Class A ordinary shares, par value $0.0001, and
14,375,000
Class B ordinary shares, $0.0001 par value, issued and outstanding.

REDBALL ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, for the Nine Months ended September 30, 2021, and for the Period from June 10, 2020 (inception) Through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and for the Period from June 10, 2020 (inception) Through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from June 10, 2020 (inception) Through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REDBALL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised) (1)
Assets
Current assets:
Cash	$1,146,186	$1,601,324
Prepaid expenses	215,934	308,554

Total current assets	1,362,120	1,909,878
Investments held in Trust Account	575,457,635	575,282,641

Total Assets	$576,819,755	$577,192,519

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$484,960	$105,454
Accounts payable	741,073	726,316
Due to related party	723,488	284,646

Total current liabilities	1,949,521	1,116,416
Derivative warrant liabilities	23,125,530	65,511,660
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	45,200,051	86,753,076

Commitments and Contingencies (Note 5)

Class A ordinary shares, par value $0.0001; 57,500,000 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(43,381,734)	(84,561,995)

Total shareholders’ deficit	(43,380,296)	(84,560,557)

Total Liabilities, Class A Ordinary shares Subject to Possible Redemption and Shareholders’ Deficit	$576,819,755	$577,192,519

(1)	See Note 2, Revision to Previously Issued Financial Statements.
The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2021	2020	Nine Months Ended September 30, 2021	For the Period from June 10, 2020 (inception) through September 30, 2020
Operating expenses
General and administrative expenses	$206,448	$550,943	$1,155,863	$574,605
Administrative expenses - related party	75,000	—	225,000	—

Loss from operations	(281,448)	(550,943)	(1,380,863)	(574,605)
Other income (expense):
Change in fair value of derivative warrant liabilities	8,002,140	574,660	42,386,130	574,660
Financing cost - derivative warrant liabilities	—	(1,636,200)	—	(1,636,200)
Net gain (loss) from investments held in Trust Account	98,782	104,289	174,994	104,289

Total other income (expense)	8,100,922	(957,251)	42,561,124	(957,251)

Net income (loss)	$7,819,474	$(1,508,194)	$41,180,261	$(1,531,856)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	28,125,000	57,500,000	22,898,230

Basic and diluted net income (loss) per ordinary share, Class A	$0.11	$(0.04)	$0.57	$(0.04)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	13,417,120	14,375,000	13,246,681

Basic and diluted net income (loss) per ordinary share, Class B	$0.11	$(0.04)	$0.57	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)
Net income	—	—	—	—	—	25,467,200	25,467,200

Balance - March 31, 2021 (Unaudited)	—	—	14,375,000	1,438	—	(59,094,795)	(59,093,357)
Net income	—	—	—	—	—	7,893,587	7,893,587

Balance - June 30, 2021 (Unaudited)	—	—	14,375,000	1,438	—	(51,201,208)	(51,199,770)
Net income	—	—	—	—	—	7,819,474	7,819,474

Balance - September 30, 2021 (Unaudited)	—	$—	14,375,000	$1,438	$—	$(43,381,734)	$(43,380,296)

	For the Three Months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(23,662)	(23,662)

Balance - June 30, 2020 (unaudited)	—	—	14,375,000	1,438	23,562	(23,662)	1,338
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(59,467,013)	(59,490,575)
Net loss	—	—	—	—	—	(1,508,194)	(1,508,194)

Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$—	$(60,998,869)	$(60,997,431)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2021	For the Period from June 10, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$41,180,261	$(1,531,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	37,791
Change in fair value of derivative warrant liabilities	(42,386,130)	(574,660)
Financing cost - derivative warrant liabilities	—	1,636,200
Net gain from investments held in Trust Account	(174,994)	(104,289)
Changes in operating assets and liabilities:
Prepaid expenses	92,620	(356,022)
Accounts payable	14,757	81,196
Accrued expenses	379,506	341,597
Due to related party	438,842	—

Net cash used in operating activities	(455,138)	(470,043)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(235,986)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	14,350,000
Offering costs paid	—	(11,943,579)

Net cash provided by financing activities	—	577,170,435

Net increase (decrease) in cash	(455,138)	1,700,392

Cash - beginning of the period	1,601,324	—

Cash - end of the period	$1,146,186	$1,700,392

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs included in note payable	$—	$198,195
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Deferred underwriting commissions	$—	$20,125,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION
RedBall Acquisition Corp. (the “Company”, or “RedBall”) is a blank check company incorporated in the Cayman Islands on June 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the sports, media and data analytics sectors, with a focus on professional sports franchises. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
At September 30, 2021, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through September 30, 2021, relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor i
s
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
The Company will provide its holders of its ordinary shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which th
e
 Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and a working capital deficit of approximately $0.6 million.
The Company’s liquidity needs up to September 30, 2021, had been satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (see Note 4), the loan of approximately $236,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” as of September 30, 2021, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, August 17, 2022. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report as amended on Form
10-K/A
for the year ended December 31, 2020, as filed with the SEC on May 21, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in the Company’s Annual Report as amended on Form
10-K/A
for the year ended December 31, 2020, as filed with the SEC on May 21, 2021. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than

$
5,000,001
.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately

$
6.7
 million in additional
paid-in
capital and an increase of approximately $
59.5
 million to accumulated deficit, as well as a reclassification of
6,615,680
shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on August 21, 2020, the Company’s Form 10K/A filed with the SEC on May 21, 2021 including such financial statement, and the Company’s Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $66.0 million, $64.1 million and $56.2 million, respectively, from total shareholders’
equity to Class A ordinary share
s
subject to possible redemption. The impact of the revision on the audited balance sheet as of December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously Stated	Adjustment	Revised
Unaudited Condensed Balance Sheet
Total liabilities	$86,753,076	$—	$86,753,076
Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at $10.00 per share	485,439,440	89,560,560	575,000,000
Shareholders’ equity (deficit)
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	896	(896)	—
Class B ordinary shares - $0.0001 par value	1,438	—	1,438
Additional paid-in-capital	30,092,651	(30,092,651)	—
Accumulated deficit	(25,094,982)	(59,467,013)	(84,561,995)

Total shareholders’ equity (deficit)	5,000,003	(89,560,560)	(84,560,557)

Total Liabilities, Class A Ordinary shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$577,192,519	$—	$577,192,519

There is no impact to the reported amounts for total assets, total liabilities
, cash flows, or net income (loss). I
n connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The preparation o
f
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021, and December 31, 2020.
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

REDBALL ACQU
I
SITION CORP.
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
Offering costs associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the shares of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes for the Private Placement Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, an aggregate of 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares
outstanding for the respective period.
The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 28,733,334 shares of ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares
is excluded from earnings per shares as the redemption value approximates fair value.
The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,255,579	$1,563,895	$(1,021,083)	$(487,111)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	28,125,000	13,417,120

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.04)	$(0.04)

			For The Period From
	For the Nine Months Ended		June 10, 2020 (inception) through
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$32,944,209	$8,236,052	$(970,449)	$(561,407)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	22,898,230	13,246,681

Basic and diluted net income (loss) per ordinary share	$0.57	$0.57	$(0.04)	$(0.04)

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
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

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order t
o
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
Due to Related Party
During the three and nine months ended September 30, 2021, the Company’s Sponsor paid approximately $374,000 and $674,000 of expenses on behalf of the Company, and the Company made repayment of approximately $0 and $230,000, respectively to the Sponsor for such expenses. During the three months ended September 30, 2020, and the period from June 10, 2020 (inception) through September 30, 2020, the Sponsor paid approximately $0 and $0, respectively for such expenses. As of September 30, 2021, and December 31, 2020, outstanding balance for such expenses were approximately $724,000 and $285,000, respectively, included in due to related party in current liabilities, on the condensed balance sheets included as Item 1 to this Quarterly Report on Form
10-Q.
Executive Compensation
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
Administrative Support Agreement
The Company agreed to pay the Sponsor a total of $25,000 per month, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000, $0, $225,000 and $0 of such fees in the three months ended September 30, 2021 and 2020, in the nine months ended September 30, 2020, and for the period from June 10, 2020 (inception) through September 30, 2020, respectively, included as administrative fees - related party on the condensed statement of operations included as Item 1 to this Quarterly Report on Form 10-Q. As of September 30, 2021, and December 31, 2020, the Company had approximately $50,000 and $0 for such fees, respectively, included in due to related party on the condensed balance sheets included as Item 1 to this Quarterly Report on Form 10-Q.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Contingent Fee Arrangements
The Company has entered into fee arrangements with various service providers and advisors, pursuant to which certain fees incurred by the Company will be deferred and become payable if the Company consummates a Business Combination. There can be no assurances that the Company will complete a Business Combination.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
s
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

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE
7-
CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary share
s
feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A ordinary share
s
with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share
s
are entitled to one vote for each share. As of September 30, 2021, there were 57,500,000 shares of Class A ordinary share
s
outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary share
s
subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	28,750,000
Offering costs allocated to Class A ordinary shares subject to possible redemption	30,740,575
Plus:
Accretion of carrying value to redemption value	(59,490,575)

Class A ordinary share s subject to possible redemption	$575,000,000

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares -
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued
and
 outstanding.
Class
 A Ordinary Shares -
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 57,500,000 Class A ordinary shares issued
and
 outstanding, Of the outstanding shares of Class A ordinary share
s
, 57,500,000 shares were subject to possible redemption at September 30, 2021 and December 31, 2020, and therefore classified outside of permanent equity (See Note 7).
Class
 B Ordinary Shares -
The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021, and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.
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
basis.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury bills (1)	$575,457,635	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$15,419,580	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$7,705,950

	Fair Value Measured as of December 31, 2020
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury bills (2)	$575,282,641	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$43,508,330	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$22,003,330

(1)	Includes $654 in cash
(2)	Includes $667 in cash
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels in the three and nine months ended September 30, 2021.
The Company utilizes a Black-Scholes model t
o
 estimate the fair value of the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share
s
based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. For the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020, and for the period from June 10, 2020 (inception) through September 30, 2020, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $8.0 million and $42.4 million, approximately $575,000 and approximately $575,000 respectively, as presented on the accompanying unaudited condensed statements of operations.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs, for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	(8,514,330)

Derivative warrant liabilities - Level 3, at March 31, 2021	$13,489,000
Change in fair value of derivative warrant liabilities	(3,061,330)

Derivative warrant liabilities - Level 3, at June 30, 2021	$10,427,670
Change in fair value of derivative warrant liabilities	(2,721,720)

Derivative warrant liabilities - Level 3, at September 30, 2021	$7,705,950

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Volatility	10% - 13.3%	10% - 25.5%
Stock price	$ 9.84	$10.54
Time to M&A	0.44	1
Risk-free rate	1.05%	0.48%
Dividend yield	0.0%	0.0%
NOTE 10. SUBSEQUENT EVENTS
On October 13, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Showstop Merger Sub I Inc. a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”), as fully disclosed in a Current Report on Form
8-K
filed with the SEC on October 13, 2021.
The Transactions
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

(i)
On the business day immediately prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), subject to the approval of RedBall’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (“DGCL”), the Cayman Islands Companies Act (as amended) (the “CICL”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), RedBall will effect a deregistration under the CICL by way of continuation and domestication under Section 388 of the DGCL (such deregistration by way of continuation and domestication, the “Domestication” and RedBall, immediately after the Domestication, “New SeatGeek”), by filing an application to de-register RedBall with the Registrar of Companies of the Cayman Islands and filing a Certificate of Corporate Domestication and a Certificate of Incorporation (such Certificate of Incorporation governing the registration of New SeatGeek in the State of Delaware as a corporation, the “Certificate of Incorporation”) with the Delaware Secretary of State, as a result of which, among other things, (a) the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware, (b) each of the then issued and outstanding Class A ordinary shares, par value
$0.0001
per share, of RedBall (the “RedBall Class A Ordinary Shares”), will convert automatically, on a one-for-one basis,
into a share of ordinary share, par value
$0.0001,
per share of New SeatGeek (after its Domestication) (the “New SeatGeek common stock”), (c) each of the then issued and outstanding Class B ordinary shares, par value
$0.0001
per share, of the Company, will convert automatically, on a
 one-for-one basis,
into a share of New SeatGeek common stock, (d) each then issued and outstanding warrant of RedBall to acquire RedBall Class A Ordinary Shares will convert automatically into a redeemable warrant to acquir
e
one
share of New SeatGeek common stock (“New SeatGeek Warrant”), (e) each then issued and outstanding unit of RedBall (the “RedBall Units”) will be separated and converted automatically into one share of New SeatGeek common stock and one-third
of one New SeatGeek Warrant to acquire one share of New SeatGeek common stock and (f) the name of the Company will be changed to “SeatGeek, Inc.”;

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(ii)
Immediately prior to the First Effective Time (as defined below), (a) each share of the Series A Preferred Stock, Series A-1 Preferred Stock,
Series A-2 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series D-1 Preferred Stock of SeatGeek that is issued and outstanding immediately prior to the First Effective Time will be automatically converted into (i) a number of shares of SeatGeek common stock, par value

$0.001
per share, of SeatGeek (the “SeatGeek common stock”) at the then-effective conversion rate and (ii) a number of shares of SeatGeek common stock issuable with respect to any accrued dividends, in each case, in accordance with the terms of the SeatGeek Certificate of Incorporation (such conversion, the “SeatGeek Preferred Conversion”);

(iii)
At the Closing (which shall be one business day immediately following the Domestication), upon the terms and subject to the conditions of the Business Combination Agreement, (x) in accordance with the DGCL, Merger Sub One will merge with and into SeatGeek, the separate corporate existence of Merger Sub One will cease and SeatGeek will be the surviving corporation and a wholly-owned subsidiary of RedBall (the “First Merger”);

(iv)
Upon the effective time of the First Merger (the “First Effective Time”) as a result of the First Merger, among other things, all outstanding shares of SeatGeek common stock (after giving effect to the SeatGeek Preferred Conversion) as of immediately prior to the First Effective Time, will be cancelled in exchange for the right to receive the applicable pro rata portion of (x) a contingent right to receive shares of New SeatGeek common stock issued pursuant to an earnout, (y) up to
$50
million of cash, subject to certain adjustments (the “Aggregate Cash Consideration”) and (z) a number of shares of New SeatGeek common stock (as defined below) equal to
$1.281 billion
 minus
 the Aggregate Cash Consideration;

(v)
Upon the First Effective Time, among other things, all warrants for, options to purchase and restricted stock units for shares of SeatGeek common stock outstanding as of immediately prior to the First Merger will be converted into warrants for, options to purchase and restricted stock units for shares of New SeatGeek common stock;

(vi)
Immediately following the First Effective Time, SeatGeek, as the surviving corporation of the First Merger, will merge with and into Merger Sub Two (the “Second Merger” and together with the First Merger, the “Mergers”) with Merger Sub Two continuing as the surviving entity as a wholly owned subsidiary of New SeatGeek; and

(vii)
Upon the effective time of the Second Merger (the “Second Effective Time”), (i) all outstanding shares of SeatGeek, as the surviving corporation of the First Merger, as of immediately prior to the Second Effective Time, will no longer be outstanding and will automatically be cancelled and the outstanding membership interests of Merger Sub Two, as of immediately prior to the Second Effective Time will remain outstanding as membership interest of the surviving entity and will not be affected by the Second Merger and (ii) the operating agreement of Merger Sub Two will be amended and restated in its entirety to read as set forth in the surviving entity operating agreement attached to the Business Combination Agreement as an exhibit.

The Board o
f
 Directors of RedBall has unanimously (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby, including the Domestication, and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of RedBall.
The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of RedBall and SeatGeek, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the absence of any injunctions or laws prohibiting the transactions, (iii) effectiveness of the proxy / registration statement on Form S-4 to be filed by RedBall in connection with the Business Combination, (iv) receipt of approval for listing on The New York Stock Exchange (“NYSE”) for the shares of New SeatGeek common stock to be issued in connection with the Merger, and (v) that the Company have at least $5,000,001 of net tangible assets upon Closing.

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concurrently with the execution of the Business Combination Agreement, RedBall entered into subscription agreements
(the “Subscription Agreements”)
with certain investors
(collectively, the “PIPE Investors”),
pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 9,050,000 shares of the New SeatGeek Common Stock for an aggregate purchase price equal to $90.5 million
(the “PIPE Investment”).
In addition, for each subscribed share of the New SeatGeek Common Stock purchased by the PIPE Investors, the PIPE Investors will receive from New SeatGeek one-third
of one warrant to purchase one whole share of Common Stock at an exercise price of $11.50 per share and with terms substantially similar to the redeemable warrants included as part of the RedBall’s Units issued in the IPO.
In addition, concurrently with the execution of the Merger Agreement, Sponsor entered into a backstop subscription agreement
(the “Backstop Subscription Agreement”)
with RedBall, pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, following the Domestication and prior to the Closing, shares of New SeatGeek Common Stock, in a private placement for a purchase price of $10.00 per share, up to an aggregate of $65 million, to backstop certain redemptions by RedBall shareholders. In addition, the Sponsor has also agreed to forfeit 1,000,000 shares of New SeatGeek common stock upon the Closing, and to subject 7,187,500 shares issued and outstanding of New SeatGeek Common Stock, which are comprised of two separate tranches of 3,593,750 shares per tranche, to potential forfeiture to New SeatGeek for no consideration until the occurrence of the certain earnout vesting conditions.
Forward Purchase Agreements
We entered into forward purchase agreements pursuant to which the forward purchase parties, affiliates of our Sponsor, agreed to purchase an aggregate of $100.0 million of forward purchase shares for $10.00 per share in private placements in connection with an initial business combination, subject to a consent right. In connection with the Business Combination, the forward purchase parties elected to not purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold.
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events including statements regarding the completion of the Business Combination. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including that the conditions to the completion of the Business Combination are not satisfied. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated on June 10, 2020, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected. While we may pursue an acquisition opportunity in any industry or sector, we intend to focus our search on businesses in the sports, media and data analytics sectors, with a focus on professional sports franchises, which complement our management team’s expertise and will benefit from our strategic and hands-on
operational leadership. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to the forward purchase agreements or backstop agreements we may enter into following the consummation of the offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
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
Liquidity and Going Concern
As of September 30, 2021, we had approximately $1.1 million in cash and a working capital of deficit approximately $0.6 million. All remaining cash and securities were held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares.
Our liquidity needs up to September 30, 2021, had been satisfied through our sponsor paying $25,000 to cover for certain of our offering costs in exchange for the issuance of the founder shares, a loan of approximately $236,000 pursuant to the Note (as defined below) issued to our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the Note to our sponsor on August 19, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” as of September 30, 2021, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate, August 17, 2022. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Results of Operations
Our entire activity from June 10, 2020 (inception) through September 30, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the three months ended September 30, 2021, we had net income of approximately $7.8 million, which consisted of a gain of approximately $8.0 million from the change in fair value of derivative warrant liabilities, approximately $99,000 net gain on investments held in Trust Account, which was partially offset by approximately $206,000 in general and administrative expenses, and $75,000 of related party administrative fees.
For the nine months ended September 30, 2021, we had net income of approximately $41.2 million, which consisted of a gain of approximately $42.4 million from the change in fair value of derivative warrant liabilities and an approximately $175,000 net gain on investments held in Trust Account, which were partially offset by approximately $1.2 million in general and administrative expenses, and $225,000 of related party administrative fees.
For the three months ended September 30, 2020, we had net loss of approximately $1.5 million, which consisted of approximately $551,000 in general and administrative expenses, approximately $1.6 million of financing cost – derivative warrant liabilities, which was partially offset by $575,000 from the change in fair value of derivative warrant liabilities and an approximately $105,000 gain on investments held in Trust Account.

For the period from June 10, 2020 (inception) through September 30, 2020, we had net loss of approximately $1.5 million, which consisted of approximately $575,000 in general and administrative expenses, approximately $1.6 million of financing cost – derivative warrant liabilities, which was partially offset by $575,000 from the change in fair value of derivative warrant liabilities and an approximately $105,000 gain on investments held in Trust Account.
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
Working Capital Loans
On June 10, 2020, our sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of December 31, 2020, or the completion of the initial public offering. We borrowed approximately $236,000 under the Note, and then fully repaid the Note on August 19, 2020.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
During the three and nine months ended September 30, 2021, our Sponsor paid approximately $374,000 and $674,000 of expenses on behalf of our Company, and we made repayment of approximately $0 and $230,000, respectively to our Sponsor for such expenses. During the three months ended September 30, 2020, and the period from June 10, 2020 (inception) through September 30, 2020, our Sponsor paid approximately $0 and $0, respectively for such expenses. As of September 30, 2021, and December 31, 2020, outstanding balance for such expenses were approximately $724,000 and $285,000, respectively, included in due to related party in current liabilities, on the condensed balance sheets included as Item 1 to this Quarterly Report on Form
10-Q.

Administrative Support Agreement
We agreed to pay our Sponsor a total of $25,000 per month, commencing on the date our securities were first listed on the New York Stock Exchange, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of our Business Combination or our Company’s liquidation, we will cease paying these monthly fees. We incurred $75,000, $0, $225,000 and $0 of such fees in the three months ended September 30, 2021 and 2020, in the nine months ended September 30, 2020, and for the period from June 10, 2020 (inception) through September 30, 2020, respectively, included as administrative fees—related party on our condensed statement of operations included as Item 1 to this Quarterly Report on Form
10-Q.
As of September 30, 2021, and December 31, 2020, we had approximately $50,000 and $0 for such fees, respectively, included in due to related party on the condensed balance sheets included as Item 1 to this Quarterly Report on Form
10-Q.
Executive Compensation
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
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, an aggregate of 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets, respectively.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 28,733,334 shares of ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the prospectus or in our Amendment No. 1 to our Annual Report on Form
10-
K/A filed with the SEC on May 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBALL ACQUISITION CORP.

Date: November 9, 2021		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)