Form 10-K/A
period 2020-12-31
RedBall Acquisition Corp.
filed 2021-12-13
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

667 Madison Avenue, 16 th Floor
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports
).    Yes
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to RedBall Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends Amendment No. 1 to the Annual Report on Form 10-K of RedBall Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2021 (the “First Amended Filing”).
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on August 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on

December
 6
, 2021, the Company’s audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 21, 2021 (the “2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited condensed financial statements, as restated, included in the 2020 Form 10-K/A No. 1 for the quarterly period ended September 30, 2020; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (v) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (vi) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, and in particular footnote 2 to those unaudited condensed financial statements and Item 4 of Part 1, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate (a) the financial statements described in (i)-(iii) in an amendment to the Form 10-K/A No. 1 and (b) the financial statements described in (iv-vi) in an amendment to the Company’s Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q/A”). Each amendment will be filed with the SEC.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
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
Except as described above, including our proposed business combination and updated going concerns considerations
, no other information included in the Annual Report on Form 10-K of RedBall Acquisition Corp. filed on March 30, 2021 (the “Original Filing”) as amended by the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing as amended by the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended filing and with our filings with the SEC subsequent to the Original Filing and First Amended Filing. In addition, the Company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
We may pursue an acquisition opportunity jointly with one or more entities affiliated with RedBird and/or one or more investors in funds managed by RedBird (such acquisition, an “Affiliated Joint Acquisition”). Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity- linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form 10-K. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance (including the forward purchase shares) would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of the initial public offering plus all shares issued in the specified future issuance (including the forward purchase shares), unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A shareholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

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
As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the as of and for the period from June 10, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from June 10, 2020 (inception) through September 30, 2020.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see Part II, Item 9A: Controls and Procedures included in this Annual Report.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.
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
We account for our Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants will be re- evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
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
We have entered into forward purchase agreements pursuant to which the forward purchase parties have agreed to purchase an aggregate of $100 million of forward purchase shares for $10.00 per share in private placements that will close simultaneously with the closing of our initial business combination. The funds from the sale of the forward purchase shares are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post- transaction company.
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
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post- transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
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
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on August 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate the earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.
Therefore, on
December 6,
2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of August 17, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited condensed financial statements, as restated, included in the 2020 Form 10-K/A No. 1 for the quarterly period ended September 30, 2020; (iv) unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (v) unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and (vi) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, and in particular footnote 2 to those unaudited condensed financial statements and Item 4 of Part 1 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is will restate (a) the financial statements described in (i)-(iii) in this Form 10-K/A No 2 and (b) the financial statements described in (iv)-(vi) in an amendment to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2021.
The restatement does not have an impact on our cash position and cash held in the Trust Account.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.
We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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
If we are unable to complete a business combination within the completion window, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Proposed Business Combination
As more fully described in Note 12. Subsequent events to the audited financial statements contained herein, on October 13, 2021, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Showstop Merger Sub I Inc. a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”). See Current Report on Form 8-K filed with the SEC on October 13, 2021 for more information and related agreements entered into.
Liquidity and Going Concern
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
We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans including the proposed business combination. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity from June 10, 2020 (inception) through August 17, 2020, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of approximately $25.1 million which consisted of approximately $22.4 million loss from changes in fair value of derivative warrant liabilities and approximately $1.6 million of transaction costs—derivative warrant liabilities, $1,218,000 in general and administrative expense and approximately $111,000 of related party administrative fees, partially offset by approximately $283,000 of income from our investments held in the Trust Account.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
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
We issued 19,166,667 ordinary shares warrants to investors and 9,566,667 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the initial public offering and private placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the public warrants and the Black- Scholes method for the private placement warrants. Beginning as of December 31, 2020, the fair value of public warrants and private placement warrants have been measured based on the listed market price of such the public warrants.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 17, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Internal Control Over Financial Reporting
This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. This Annual Report on Form 10-K/A does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 17, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 21, 2021. In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity that have been restated within this Form 10-K/A filing.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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
Gerald Cardinale
, 53, has been Co-Chairman of the Board since June 10, 2020. Mr. Cardinale, the Founder and Managing Partner of RedBird, is a leader in the sports industry, with over 25 years of experience building a range of multi-billion-dollar platform companies. Prior to founding RedBird, Mr. Cardinale spent 20 years at Goldman Sachs where he was a Partner of the firm and a senior leader of the merchant banking division’s private equity investing business, managing over $100 billion of private capital across equity, debt, real estate and infrastructure investment strategies. In 2001, Mr. Cardinale partnered with the New York Yankees and the Steinbrenner family to create the Yankees Entertainment & Sports (“YES”) Network. The YES Network soon became the number one regional sports network in the United States by viewership and profitability and was acquired by Twenty- First Century Fox, Inc. in 2014. In 2007, Mr. Cardinale partnered with the Dallas Cowboys and the New York Yankees to create Legends Hospitality, one of the preeminent businesses in the sports ecosystem across premium sales, concessions, hospitality and merchandising.
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
Billy Beane
, 58, serves as Co-Chairman of the Board. Mr. Beane is considered one of the most progressive and iconic executives in professional sports and has been a leader in bringing analytics to the forefront of professional sports. He was promoted to his current position of Executive Vice President of Baseball Operations for the Oakland A’s in 2015 after 18 seasons as General Manager.
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
Mr. Beane’s leadership and the A’s innovative approach to measuring, acquiring, and managing talent were the subject of Michael Lewis’ best- selling book Moneyball: The Art of Winning an Unfair Game. The book has since been made into a full-length motion picture featuring Brad Pitt in the starring role, which premiered in 2011. Mr. Beane has worked with Fortune 500 companies, global sports leagues, and high-performing organizations to apply this methodology of identifying and using undervalued assets to create and sustain a competitive edge. In 2017, Mr. Beane was named one of the top hundred living business minds by Forbes magazine. He has served on the board of directors of several companies, including ProTrade and NetSuite, Inc. Based on Mr. Beane’s substantial experience in our target sectors and his leadership in advising and managing public and private companies and sports organizations, we believe he is qualified to serve on our board of directors.
Alec Scheiner
, 51, has been our Chief Executive Officer since June 10, 2020. Mr. Scheiner is a well-respected operator and investor within the sports and media industry. He was one of the top executives with the Dallas Cowboys when the club designed and built the $1.2 billion AT&T Stadium.

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
David Grochow
, 41, has been serving as our Chief Financial Officer since June 10, 2020. Mr. Grochow is the Chief Financial Officer and Chief Compliance Officer of RedBird, which he joined in November 2018. From March 2010 to November 2018, Mr. Grochow served in various financial positions at Irving Place Capital, an investment firm, most recently as Chief Financial Officer. Prior to Irving Place Capital, David worked for six years in the Private Equity Group at The Blackstone Group. David Also spent time with Geller & Co. and Arthur Andersen. David received a B.B.A. degree from the Goizueta Business School at Emory University and is a Certified Public Accountant.
Luke Bornn
, 35, serves as Executive Vice President. Dr. Bornn is recognized as a world leader in sports analytics, having published dozens of peer-reviewed academic articles across multiple sports. His work has received numerous accolades, including six straight MIT Sloan research award finalist selections from 2014 through 2019. Dr. Bornn has led the analytics groups for the Sacramento Kings (where he served as Vice President, Strategy and Analytics from 2017 to July 2020) and AS Roma (where he served as Head of Analytics from 2016 to 2017, when the market value of the players signed during his tenure increased significantly). In both roles he worked closely with managers, coaches and sports scientists to measure and evaluate athletes and performance. In addition to his work with European football and North American basketball teams, the British Columbia native has held tenure-track professorships in Statistics at both Harvard University and Simon Fraser University where he served as Associate Professor of Statistics until August 2020. Dr. Bornn is Chief Scientist and Co-Founder of Zelus Analytics, a sports analytics company providing a world-leading sports intelligence platform for professional sports teams in their exclusive partner network, where he has served since July 2020.
Volkert Doeksen
, 58, serves as a director. Mr. Doeksen is the Co-Founder of AlpInvest Partners, a private equity group launched in 2000. While at AlpInvest, Mr. Doeksen served as Chairman of the Board, Managing Partner and Chief Executive Officer, where he scaled their business to become a world-class global private equity firm with over €45 billion of assets under management and over 155 employees across three continents. During his tenure, AlpInvest became a prominent Fund of Fund co-investment, secondaries and mezzanine investment firm. Prior to founding AlpInvest, Mr. Doeksen was a Director and Investment Partner at Kleinwort Benson Limited, where he was involved with the U.S. fund’s private equity and mezzanine transactions as well as with launching Dresdner Kleinwort Benson’s new private equity fund initiatives in Central and Eastern Europe and Mexico, where he was a member of the investment committee and partner in each of those funds. From 2015 until 2019, Mr. Doeksen served as a Senior Advisor to The Carlyle Group. He is currently a Member of the Board at Nouryon B.V., a specialty chemical producer in Amsterdam; a Member of the International Advisory Board at Van Lanschot Kempen, the oldest wealth management firm in the Netherlands; and a Member of the Board at Athora Holdings, Bermuda. He holds a Law degree from Leyden University, the Netherlands. Based on Mr. Doeksen’s substantial experience in financial services, capital markets, private equity and asset management, we believe he is qualified to serve on our board of directors.

Deborah A. Farrington
, 70, serves as a director. Ms. Farrington is Co-Founder and Managing Partner of StarVest Partners LP, a New York City based venture capital firm investing in technology-enabled business services with a focus on software-as-a-service, data & analytics and internet marketing. It was founded in 1998 and is one of the largest women majority-owned venture capital firms in the US. She also serves as President of StarVest Management LLC, the firm’s management company. StarVest was an early investor in Software-as-Service (“SaaS”) investing in NetSuite, the first SaaS ERP company, in 2000; Ms. Farrington served as Lead Director and Chair of NetSuite’s Compensation Committee from its 2007 IPO to its sale to Oracle for $9.2 billion in 2016. Ms. Farrington is an experienced public company director of technology, business services and Fortune 500 companies and has chaired or served on all major board committees over the past 20 years across multiple facets of technology and financial services. Ms. Farrington is a Director, Chair of the Corporate Governance and Nominating Committee and a member of the Audit Committee of Ceridian HCM Holdings Inc. (NYSE: CDAY); a Director, Chair of the Governance Committee and member of the Risk Committee of NCR, Inc. (NYSE: NCR); and previously served as a Director, Chair of the Compensation Committee and a member of the Audit Committee of Collectors Universe, Inc. (NASDAQ: CLCT). Prior to founding StarVest, Ms. Farrington was President & CEO of New York-based private equity firm Victory Ventures LLC; Managing Director of Asian Oceanic; and an investment banker and Division Director of Merrill Lynch International in New York, Hong Kong and Tokyo. She is a graduate and Trustee of Smith College where she serves as Chair of the Smith College Investment Committee with responsibility for overseeing Smith’s $2 billion endowment. She holds an MBA from the Harvard Business School, where she has endowed a Fellowship for Women Entrepreneurs and served on the Visiting Committee and as Vice President of the Alumni Board. Based on Ms. Farrington’s substantial experience as a public company director and committee member and experience in asset management and venture capital, and capital markets, private equity and asset management, we believe she is qualified to serve on our board of directors.
Richard Scudamore
, 61, serves as a director. From 1999 until the start of 2019, Richard Scudamore was the Chief Executive and then Executive Chairman of the Premier League, the most watched football league in the world. During this period, Mr. Scudamore was accountable to the club owners for all elements of the league’s operations including regulatory, legal and political matters, and the sale of broadcasting and central commercial rights across 225 international markets. Under his leadership, the organization used the strong platform provided by its 20 Member Clubs to successfully increase interest in the competition to become the most watched in the world, grow revenues significantly and invest in and support football development at all levels of the sport. During his time at the Premier League, Mr. Scudamore became Chairman of the World League’s Forum and co-chaired the UK Government’s Sports Business Council. Mr. Scudamore was a Founding Trustee of the Football Foundation – a charity funded by the Premier League and the UK Government which has installed or improved over 3,000 community sports facilities across the UK since 2000. Before joining the Premier League, he was Chief Executive of the Football League. Prior to that, he was Senior Vice-President of the Thomson Corporation, responsible for their US newspaper publishing division. Mr. Scudamore currently sits on the advisory board of The Ryder Cup and provides strategic advice to Major League Baseball and Australian Professional Football. Based on Mr. Scudamore’s substantial industry knowledge and significant management experience, we believe he is qualified to serve on our board of directors.
Richard H. Thaler
, 75, serves as a director. Professor Thaler is a Nobel Prize winner in Economic Sciences and is the Charles R Walgreen Distinguished Service Professor of Economics, and Behavioral Science at the University of Chicago’s Booth School of Business, where he has served since 1995. Prof. Thaler is also a Research Associate at the National Bureau of Economic Research. Prof. Thaler’s research lies in the gap between psychology and economics. Prof. Thaler is considered a pioneer in the fields of behavioral economics and finance, and is the author of numerous academic articles and the books including The Winner’s Curse, Nudge (with Cass Sunstein) and Misbehaving. Prof. Thaler is a regular contributor to the New York Times “Economic View” column. In 2015, Prof. Thaler served as President of the American Economic Association. Prof. Thaler is a distinguished fellow of the American Finance Association, a fellow of the Econometric Society, and a member of the American Academy of Arts and Sciences and the National Academy of Science. Prof. Thaler also serves as a principal of Fuller & Thaler Asset Management in San Mateo, CA, an asset management firm co-founded by Prof. Thaler in 1999, which manages approximately $9 billion. Prof. Thaler has also served as a Senior Advisor to PIMCO since January 2019. We believe Prof. Thaler’s knowledge of economics and finance and his leadership experience in asset management will provide unique insight to our board and qualifies Prof. Thaler to serve on our board of directors.

Lewis N. Wolff
, 85, serves as a director. Mr. Wolff has served as Chairman and Chief Executive Officer of Wolff Urban Management, Inc., a real estate acquisition, investment, development and management firm, since 1994. Mr. Wolff acquired co-ownership of Major League Baseball’s Oakland Athletics in April 2005 and also ownership of Major League Soccer’s San Jose Earthquakes in July 2007. Previously, he was an investor in the St. Louis Blues National Hockey League Team and the Golden State Warriors National Basketball Association team. Mr. Wolff is also Co-Founder and, since 1994, has served as Co-Chairman of Maritz, Wolff & Co., a privately held hotel investment group that manages top-tier luxury hotels. Mr. Wolff and his partner, Flip Maritz, most recently closed the sale of the Rosewood Hotel & Resort Management Company and Maritz, Wolff & Co. assets included The Carlyle Hotel, Little Dix Bay Resort, The Mansion at Turtle Creek and the Inn of the Anasazi – Santa Fe, New Mexico. Mr. Wolff has served on the Board of Directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), the Board of Directors of First Century Bank, Vice Chairman of Rosewood Hotels & Resorts, and co-Chairman of Fairmont Hotels & Resorts, a hotel management company formed by Fairmont Hotel Management Company and Canadian Pacific Hotels & Resorts, Inc. from 1999 through summer 2004. Mr. Wolff currently serves on the Board of Directors of Bobrick Washroom Equipment and Santa Clara University Board of Regents. Mr. Wolff holds a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. He received his MBA from Washington University in St. Louis. Based on Mr. Wolff’s substantial experience in acquiring and owning sports franchises and in managing public and private companies, we believe he is qualified to serve on our board of directors.
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

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality- control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

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

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Such other entities would include investment funds of RedBird. Further, in connection with any business combination opportunity with a non-sports target, our sponsor may need to seek the approval of an investor committee of one of the funds it manages to any such business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Such entities would include investment funds of RedBird. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Gerald Cardinale	RedBird Capital Partners	Financial Services	Founder and Managing Partner
	YES Network	Sports Entertainment	Director
	Yankee Global Enterprises	Sports Entertainment	Director
	OneTeam Partners	Sports Entertainment	Director
	Skydance Media	Media	Director
	Mt. Sinai Hospitals	Healthcare	Director
	TierPoint	Communications	Director
	Ampler QSR	Consumer	Director
	Aethon United	Energy	Director
	Zenith Shipping	Industrial	Director
	Toulouse FC	French Football Club	Director
	XFL	Sports Entertainment	Director
	Wasserman Media Group	Sports Marketing	Director
	Constellation Affiliated Partners	Insurance	Director
	Vida Capital	Financial Services	Director
Billy Beane	Oakland A’s	Major League Baseball Club	Executive Vice President of Baseball Operations
	AZ Alkmaar	Dutch Football Club	Consultant
Alec Scheiner	RedBird Capital Partners	Financial Services	Partner
	OneTeam Partners	Sports Entertainment	Director
	Toulouse FC	French Football Club	Director
	Zelus Analytics	Sports Entertainment	Director
David Grochow	RedBird Capital Partners	Financial Services	Chief Financial Officer and Chief Compliance Officer
Luke Bornn	Zelus Analytics	Sports Entertainment	Founder and Chief Scientist
Volkert Doeksen	AlpInvest Partners	Financial Services	Founder
	Nouryon B.V.	Chemicals	Director
	Athora Holdings	Insurance	Director

Deborah A. Farrington	StarVest Partners LP	Financial Services	Co-Founder and Managing Partner
	Starvest Management LLC	Financial Services	President
	Ceridian HCM Holdings Inc.	Human Capital	Director
	NCR, Inc.	Enterprise Technology	Director
	Smith College	Education	Trustee
	RAMP Holdings Inc.	Enterprise Content Delivery	Director
	Snag Holdings, Inc.	Human Capital	Director
	Xignite, Inc.	Data & Analytics	Director
Richard C. Scudamore	Scudamore1 Ltd.	Advisory	Consultant
	Ryder Cup	Sports Entertainment	Advisory Board Member
	Supreme Committee for Legacy of the State of Qatar	Sports Entertainment	Advisor - Qatar Stars Professional Football League
Richard H. Thaler	University of Chicago		Professor
	Fuller & Thaler Asset Management	Financial Services	Co-Founder and Principal
	Pacific Investment Management	Financial Services	Senior Advisor
Company LLC (“PIMCO”)
Lewis N. Wolff	Wolff Urban Management, Inc	Real Estate	Chairman and Chief Executives Officer
	Maritz, Wolff & Co.	Hospitality	Co-Chairman
	Oakland Athletics	Sports Entertainment	Owner
	San Jose Earthquakes	Sports Entertainment	Owner
	Sunstone Hotel Investors	Real Estate	Director First
	Century Bank	Financial Services	Director
	Rosewood Hotels & Resorts	Hospitality	Vice Chairman
	Fairmont Hotels & Resorts	Hospitality	Co-Chairman
	Bobrick Washroom Equipment	Manufacturing	Director
	Santa Clara University Board of Regents	Education	Regent
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s ordinary shares. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms that they file with the SEC.
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
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post- combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
RedBall SponsorCo LP (2)(3)	14,195,000	19.8%
The Baupost Group, L.L.C. and related entities (4)	4,950,000	8.6%
Millennium and related entities (5)	4,924,985	8.6%
D1 Capital Partners L.P. and related entities (6)	3,500,000	6.1%
Gerald Cardinale (2)(3)	14,195,000	19.8%
Billy Beane	—	—
Alec Scheiner	—	—
David Grochow	—	—
Luke Bornn	—	—

Volkert Doeksen (2)	30,000	*
Deborah A. Farrington (2)	30,000	*
Richard C. Scudamore (2)	30,000	*
Richard H. Thaler (2)	30,000	*
Lewis N. Wolff (2)	30,000	*
All officers and directors as a group (ten individuals)	14,345,000	20.0%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders listed is 667 Madison Avenue, 16th Floor, New York, New York 10065.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2020
Audit Fees (1)	$79,310
Audit-Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$—
Total Fees	$79,310

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
Restatement of Financial Statements
As discussed in Notes 2, 8, 9, 11 and 12 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
May 21, 2021 except for Notes 2, 8, 9, 11 and 12 as to which the date is December 13, 2021

RedBall Acquisition Corp.
BALANCE SHEET
December 31, 2020
As Restated - See Note 2

Assets
Current assets:
Cash	$1,601,324
Prepaid expenses	308,554

Total current assets	1,909,878
Investments held in Trust Account	575,282,641

Total Assets	$577,192,519

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$105,454
Accounts payable	726,316
Due to related party	284,646

Total current liabilities	1,116,416
Derivative warrant liabilities	65,511,660
Deferred underwriting commissions	20,125,000

Total liabilities	86,753,076

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 57,500,000 shares subject to possible redemption at $10.00 per share redemption value	575,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	—
Accumulated deficit	(84,561,995)

Total shareholders’ deficit	(84,560,557)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$577,192,519

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.
STATEMENT OF OPERATIONS
For the Period from June 10, 2020 (inception) through December 31, 2020
As Restated—
See Note 2

Operating expenses
General and administrative expenses	$1,218,472
Administrative expenses - related party	111,291

Loss from operations	(1,329,763)
Change in fair value of derivative warrant liabilities	(22,411,660)
Transaction costs - derivative warrant liabilities	(1,636,200)
Net gain from investments held in Trust Account	282,641

Net loss	$(25,094,982)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	38,426,829

Basic and diluted net loss per ordinary share, Class A	$(0.48)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,753,049

Basic and diluted net loss per ordinary share, Class B	$(0.48)

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT)
For the Period from June 10, 2020 (inception) through December 31, 2020
As Restated – See Note 2

	Ordinary Shares						Total
	Class A		Class B				Shareholders’
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Accretion of Class A ordinary shares to redemption amount (Restated - See Note 2)	—	—	—	—	(23,562)	(59,467,013)	(59,490,575)
Net loss	—	—	—	—	—	(25,094,982)	(25,094,982)

Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)

The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the Period from June 10, 2020 (inception) through December 31, 2020
As Restated – See Note 2

Cash Flows from Operating Activities:
Net loss	$(25,094,982)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through note payable related party	37,791
Net gain from investments held in Trust Account	(282,641)
Change in fair value of derivative warrant liabilities	22,411,660
Transaction costs - derivative warrant liabilities	1,636,200
Changes in operating assets and liabilities:
Prepaid expenses	(308,554)
Accounts payable	726,316
Accrued expenses	20,454
Due to related party	284,646

N e t c a s h u s e d i n operating a c tivities	(569,110)

Cash Flows from Investing Ac t ivities:
Cash deposited in Trust Account	(575,000,000)

Net cash used in investing activities	(575,000,000)

C ash Flo w s f r om F i nancing Activities:
Repayment of note payable to related party	(235,986)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	14,350,000
Offering costs paid	(11,943,580)

Net cash provided by financing activities	577,170,434

N e t i n c rease in c ash	1,601,324

Cash - beginning of the period	—

Cash - ending of the period	$1,601,324

S u p p l e me n tal d i s c los u r e of n on c ash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable - related party	$198,195
Deferred underwriting commissions	$20,125,000
The accompanying notes are an integral part of these financial statements.

REDBALL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (AS RESTATED)
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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $
10.00
per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
per public share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust
Account.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.
Previously,
the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and restated earnings per share. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 21, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 21, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, will be restated with an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
Going Concern
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed business combination. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together with the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern
.

Impact of the Restatement
The increase in the carrying value of the redeemable Class A ordinary shares classified as temporary equity, rather than permanent equity, in the IPO Balance Sheet of
$66.2
million resulted in a decrease of approximately
$6.7
million in additional paid-in capital and an increase of approximately
$59.5
million to accumulated deficit, as well as a reclassification of
6,615,680
shares of Class A ordinary shares from permanent equity to temporary equity as presented below.

As of August 17, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$508,843,200	$66,156,800	$575,000,000
Class A ordinary shares	$662	$(662)	$—
Class B ordinary shares	$1,438	$—	$1,438
Additional paid-in capital	$6,699,125	$(6,699,125)	$—
Accumulated deficit	$(1,701,221)	$(59,457,013)	$(61,158,234)

Total shareholders’ equity (deficit)	$5,000,004	$(66,156,800)	$(61,156,796)

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$485,439,440	$89,560,560	$575,000,000
Class A ordinary shares	$896	$(896)	$—
Class B ordinary shares	$1,438	$—	$1,438
Additional paid-in capital	$30,092,651	$(30,092,651)	$—
Accumulated deficit	$(25,094,982)	$(59,467,013)	$(84,561,995)

Total shareholders’ equity (deficit)	$5,000,003	$(89,560,560)	$(84,560,557)

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The Company’s statement of operations has been restated to reflect the changes to the impacted earnings per share data as presented below.

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

For the Period From June 10, 2020 (Inception) Through December 31, 2020
Net loss	$(25,094,982)	$—	$(25,094,982)
Weighted average shares outstanding - Class A ordinary shares	57,500,000	(19,073,171)	38,426,829
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.48)	$(0.48)
Weighted average shares outstanding - Class B ordinary shares	13,753,049	—	13,753,049
Basic and diluted earnings per share - Class B ordinary shares	$(1.85)	$1.37	$(0.48)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

For the Period From June 10, 2020 (Inception) Through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment	Adjustment	As Restated

Value of Class A ordinary shares subject to possible redemption	$508,843,200	$(508,843,200)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(23,403,760)	$23,403,760	$—
See Note 11 — Quarterly Financial Information where unaudited interim periods are presented as restated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes model for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such the Public Warrants.
Offering costs associated with Initial Public Offering
The Company complied with the requirements of the ASC 340-10-S99-1. Offering costs consist legal, accounting, underwriting fees and othe
r
 incremental costs directly attributable to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Period from June 10, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:

Numerator:
Allocation of net loss	$(18,480,698)	$(6,614,284)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	38,426,829	13,753,049

Basic and diluted net loss per ordinary share	$(0.48)	$(0.48)

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period
.
The 19,166,667 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,566,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black- Scholes for the Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of such the Public Warrants.

Income taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no
unrecognized tax benefits and
no
amounts for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues illlder review that could result in significant payments, accruals or material deviation from its position.

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
NOTE 8- CLASS A ORDINARY SHARES SUBJECT TO

POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.
As of December 31, 2020, there were

57,500,000
shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	28,750,000
Offering costs allocated to Class A ordinary shares subject to possible redemption	30,740,575
Plus:
Accretion of carrying value to redemption value	(59,490,575)

Class A ordinary share subject to possible redemption	$575,000,000

NOTE 9. SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares —
The
 Company is authorized to issue
1,000,000
preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December
31
,
2020
, there were
no
preference shares issued or outstanding.
Class A Ordinary Shares —
The
 Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, all subject to possible redemption and therefore classified outside of permanent equity. See Note 8.
Class B Ordinary Shares —
The
Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.
Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares and will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination (including the Forward Purchase Shares), the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis
.

NOTE 10. FAIR VALUE MEASURMENTS
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
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from July 20, 2020 (inception) through December 31, 2020, is summarized as follows:

Derivative warrant liabilities at June 10, 2020 (inception)	$—
Issuance of Public and Private Warrants - Level 3	43,100,000
Change in fair value of derivative warrant liabilities	7,270,000
Transfers of Public Warrants to Level 1 measurement	(28,366,670)

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330

NOTE 11 —QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020, that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

Balance Sheet Statement As of September 30, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Class A ordinary shares subject to possible redemption	$509,002,560	$65,997,440	$575,000,000
Class A ordinary shares	$660	$(660)	$—
Class B ordinary shares	$1,438	$—	$1,438
Additional paid-in capital	$6,529,768	$(6,529,768)	$—
Accumulated deficit	$(1,531,856)	$(59,467,012)	$(60,998,868)

Total shareholders’ equity (deficit)	$5,000,010	$(65,997,440)	$(60,997,430)

Changes in Shareholders’ Equity (Deficit) For the Period From June 10, 2020 (Inception) Through September 30, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Value of Class A ordinary shares subject to possible redemption	$508,843,200	$(508,843,200)	$—
Change in value of Class A ordinary shares subject to possible redemption	$159,360	$(159,360)	$—

	Earnings Per Share
	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Statement of Operations Three months ended September 30, 2020
Net loss	$(1,508,194)	$—	$(1,508,194)
Weighted average shares outstanding - Class A ordinary shares	57,500,000	(29,375,000)	28,125,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B ordinary shares	14,375,000	(957,880)	13,417,120
Basic and diluted earnings per share - Class B ordinary shares	$(0.11)	$0.07	$(0.04)

	Earnings Per Share
	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated

Statement of Operations For the Period From June 10, 2020 (Inception) Through September 30, 2020
Net loss	$(1,531,856)	$—	$(1,531,856)
Weighted average shares outstanding - Class A ordinary shares	57,500,000	(34,601,770)	22,898,230
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B ordinary shares	14,375,000	(1,128,319)	13,246,681
Basic and diluted earnings per share - Class B ordinary shares	$(0.11)	$0.07	$(0.04)

NOTE 12. SUBSEQUENT EVENTS
On October 13, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Showstop Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”), as fully disclosed in a Current Report on Form 8-K filed with the SEC on October 13, 2021.
The Transactions
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):
(i) On the business day immediately prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), subject to the approval of RedBall’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (“DGCL”), the Cayman Islands Companies Act (as amended) (the “CICL”) and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), RedBall will effect a deregistration under the CICL by way of continuation and domestication under Section 388 of the DGCL (such deregistration by way of continuation and domestication, the “Domestication” and RedBall, immediately after the Domestication, “New SeatGeek”), by filing an application to de-register RedBall with the Registrar of Companies of the Cayman Islands and filing a Certificate of Corporate Domestication and a Certificate of Incorporation (such Certificate of Incorporation governing the registration of New SeatGeek in the State of Delaware as a corporation, the “Certificate of Incorporation”) with the Delaware Secretary of State, as a result of which, among other things, (a) the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware, (b) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of RedBall (the “RedBall Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of ordinary share, par value $0.0001, per share of New SeatGeek (after its Domestication) (the “New SeatGeek common stock”), (c) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one basis, into a share of New SeatGeek common stock, (d) each then issued and outstanding warrant of RedBall to acquire RedBall Class A Ordinary Shares will convert automatically into a redeemable warrant to acquire one share of New SeatGeek common stock (“New SeatGeek Warrant”), (e) each then issued and outstanding unit of RedBall (the “RedBall Units”) will be separated and converted automatically into one share of New SeatGeek common stock and one-third of one New SeatGeek Warrant to acquire one share of New SeatGeek common stock and (f) the name of the Company will be changed to “SeatGeek, Inc.”;
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
The Board of Directors of RedBall has unanimously (i) approved and declared advisable the Business Combination Agreement, the Business Combination and the other transactions contemplated thereby, including the Domestication, and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of RedBall. The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of RedBall and SeatGeek, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the absence of any injunctions or laws prohibiting the transactions, (iii) effectiveness of the proxy / registration statement on Form S-4 to be filed by RedBall in connection with the Business Combination, (iv) receipt of approval for listing on The New York Stock Exchange (“NYSE”) for the shares of New SeatGeek common stock to be issued in connection with the Merger, and (v) that the Company have at least $5,000,001 of net tangible assets upon Closing.
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
Forward Purchase Agreements
The Company entered into forward purchase
agreements
pursuant to which the forward purchase parties, affiliates of our Sponsor, agreed to purchase an aggregate of $100.0 million of forward purchase shares for $10.00 per share in private placements in connection with an initial business combination, subject to a consent right. In connection with the Business Combination, the forward purchase parties elected to not purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than the restatements disclosed in Note 2, that would have required adjustment or disclosure in the financial statements.

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

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
December
1
3
, 2021

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

Name	Title	Date

/s/ Gerald Cardinale	Co-Chairman	December 1 3 , 2021
Gerald Cardinale

/s/ Billy Beane	Co-Chairman	December 1 3 , 2021
Billy Beane

/s/ Alec Scheiner	Chief Executive Officer	December 1 3 , 2021
Alec Scheiner	(Principal Executive Officer)

/s/ David Grochow	Chief Financial Officer	December 1 3 , 2021
David Grochow	(Principal Financial and Accounting Officer)

/s/ Volkert Doeksen	Director	December 1 3 , 2021
Volkert Doeksen

/s/ Deborah A. Farrington	Director	December 1 3 , 2021
Deborah A. Farrington

/s/ Richard C. Scudamore	Director	December 1 3 , 2021
Richard C. Scudamore

/s/ Richard H. Thaler	Director	December 1 3 , 2021
Richard H. Thaler

/s/ Lewis N. Wolff	Director	December 1 3 , 2021
Lewis N. Wolff