Form 10-Q/A
period 2021-09-30
RedBall Acquisition Corp.
filed 2021-12-13
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCH A NGE ACT OF 1934
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

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Redball Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of RedBall Acquisition
Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021.
On November 9, 2021, RedBall Acquisition Corp. (the “Company”) filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption (the “Public Shares”) issued as part of the units sold in the Company’s initial public offering (“IPO”) on August 17, 2020. As described in Note 2, historically, a portion of the Public
S
hares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company may not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation. Pursuant to the re-evaluation, the company’s management revised its interpretation to include temporary equity in net tangible assets. As a result, management reclassified all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of
the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company had determined the changes were not qualitatively material to the Company’s previously issued financial statements and therefore did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, in retrospect, these factors were not strong enough to overcome the significant quantitative errors in the prior financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 6, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 17, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 21, 2021 (the “2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited condensed financial statements, as restated, included in the 2020 Form 10K/A No. 1 for the quarterly period ended September 30, 2020; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (v) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (vi) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021, and in particular footnote 2 to those unaudited condensed financial statements and Item 4 of Part 1, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate (a) the financial statements described in (i)-(iii) in an amendment to the Form 10-K/A No. 1 and (b) the financial statements described in (iv-vi) in an amendment to the Company’s Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q/A”). Each amendment will be filed with the SEC.
None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on
Form 10-Q/A.

REDBALL ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and 2020, for the Nine Months ended September 30, 2021, and for the Period from June 10, 2020 (inception) Through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and for the Period from June 10, 2020 (inception) Through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from June 10, 2020 (inception) Through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REDBALL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,146,186	$1,601,324
Prepaid expenses	215,934	308,554

Total current assets	1,362,120	1,909,878
Investments held in Trust Account	575,457,635	575,282,641

Total Assets	$576,819,755	$577,192,519

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$484,960	$105,454
Accounts payable	741,073	726,316
Due to related party	723,488	284,646

Total current liabilities	1,949,521	1,116,416
Derivative warrant liabilities	23,125,530	65,511,660
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	45,200,051	86,753,076

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; 57,500,000 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(43,381,734)	(84,561,995)

Total shareholders’ deficit	(43,380,296)	(84,560,557)

Total Liabilities, Class A Ordinary shares Subject to Possible Redemption and Shareholders’ Deficit	$576,819,755	$577,192,519

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

REDBALL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)
Net income	—	—	—	—	—	25,467,200	25,467,200

Balance - March 31, 2021 ( u naudited), as restated	—	—	14,375,000	1,438	—	(59,094,795)	(59,093,357)
Net income	—	—	—	—	—	7,893,587	7,893,587

Balance - June 30, 2021 ( u naudited), as restated	—	—	14,375,000	1,438	—	(51,201,208)	(51,199,770)
Net income	—	—	—	—	—	7,819,474	7,819,474

Balance - September 30, 2021 ( u naudited)	—	$—	14,375,000	$1,438	$—	$(43,381,734)	$(43,380,296)

	For the Three Months ended September 30, 2020 and for the period from June 10, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(23,662)	(23,662)

Balance - June 30, 2020 (unaudited)	—	—	14,375,000	1,438	23,562	(23,662)	1,338
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(23,562)	(59,467,013)	(59,490,575)
Net loss	—	—	—	—	—	(1,508,194)	(1,508,194)

Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$—	$(60,998,869)	$(60,997,431)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2021	For the Period from June 10, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$41,180,261	$(1,531,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	37,791
Change in fair value of derivative warrant liabilities	(42,386,130)	(574,660)
Financing cost - derivative warrant liabilities	—	1,636,200
Net gain from investments held in Trust Account	(174,994)	(104,289)
Changes in operating assets and liabilities:
Prepaid expenses	92,620	(356,022)
Accounts payable	14,757	81,196
Accrued expenses	379,506	341,597
Due to related party	438,842	—

Net cash used in operating activities	(455,138)	(470,043)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)
Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(235,986)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	14,350,000
Offering costs paid	—	(11,943,579)
Net cash provided by financing activities	—	577,170,435

Net increase (decrease) in cash	(455,138)	1,700,392

Cash - beginning of the period	1,601,324	—

Cash - end of the period	$1,146,186	$1,700,392

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs included in note payable	$—	$198,195
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Deferred underwriting commissions	$—	$20,125,000
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with Amendment No. 2 to the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020, as filed with the SEC on December
1
3
, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in the Company’s Amendment No. 2 to its Annual Report as amended on Form
10-K/A
for the year ended December 31, 2020, as filed with the SEC on December
1
3
, 2021. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.
Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 9, 2021 the Company concluded it should revise its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 6.4 million Class A ordinary shares from permanent equity to temporary equity.
The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed
balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$576,903,389	$—	$576,903,389
Total liabilities	$60,996,746	$—	$60,996,746
Class A ordinary shares subject to possible redemption	$510,906,640	$64,093,360	$575,000,000
Preferred shares	$—	$—	$—
Class A ordinary shares	$641	$(641)	$—
Class B ordinary shares	$1,438	$—	$1,438
Additional paid-in capital	$4,625,706	$(4,625,706)	$—
Retained earnings (accumulated deficit)	$372,218	$(59,467,013)	$(59,094,795)

Total shareholders’ equity (deficit)	$5,000,003	$(64,093,360)	$(59,093,357)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$576,903,389	$—	$576,903,389

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the restatement discussed above on the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(25,466,945)	$25,466,945	$—

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 5.6 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed
balance sheet as of June 30, 2021:

As of June 30, 2021 ( unaudited)	As Reported	Adjustment	As Restated
Total assets	$576,858,765	$—	$576,858,765
Total liabilities	$53,058,535	$—	$53,058,535
Class A ordinary shares subject to possible redemption	$518,800,220	$56,199,780	$575,000,000
Preferred shares	$—	$—	$—
Class A ordinary shares	$562	$(562)	$—
Class B ordinary shares	$1,438	$—	$1,438
Additional paid-in capital	$—	$—	$—
Retained earnings (accumulated deficit)	$4,998,010	$(56,199,218)	$(51,201,208)

Total shareholders’ equity (deficit)	$5,000,010	$(56,199,780)	$(51,199,770)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$576,858,765	$—	$576,858,765

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$33,360,780	$(33,360,780)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unau dited)
Net income	$25,467,200	$—	$25,467,200
Weighted average shares outstanding - Class A ordinary shares	57,500,000	—	57,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.35	$0.35
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted earnings per share - Class B ordinary shares	$1.77	$(1.42)	$0.35

	Earnings Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 ( unaudited)
Net loss	$7,893,587	$—	$7,893,587
Weighted average shares outstanding - Class A ordinary shares	57,500,000	—	57,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.11	$0.11
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted earnings per share - Class B ordinary shares	$0.55	$(0.44)	$0.11

	Earnings Loss Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$33,360,787	$—	$33,360,787
Weighted average shares outstanding - Class A ordinary shares	—	—	57,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.46	$0.46
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted earnings per share - Class B ordinary shares	$2.32	$(1.86)	$0.46
Going Concern
The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans
,
including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” the Company has until August 17, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

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

REDBALL ACQU
I
SITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
We incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans, including the proposed business combination. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements– Going Concern,” we determined that the mandatory liquidation and subsequent dissolution and working capital deficit raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

REDBALL ACQUISITION CORP.

D ate: December 13, 2021		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

D ate: December 13, 2021		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)