Form 10-K
period 2021-12-31
RedBall Acquisition Corp.
filed 2022-02-25
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEC URITIES EXCHANGE ACT OF 1934
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
of the Act).    Yes  ☒    No  ☐
At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the New York Stock Exchange, was $561,775,000.
As of February
18
, 2022, the Registrant had 57,500,000 of its Class A ordinary shares, $0.0001 par value per share, and 14,375,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.
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

ii

PART I
References in this report to “we,” “us,” “RedBall” or the “company” refer to RedBall Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to RedBall SponsorCo LP, a Cayman Islands exempted limited partnership. References to our “initial shareholders” refer to the holders of our Class B ordinary shares (the “founder shares”). References to “RedBird” refer to RedBird Capital Partners LLC and its affiliates. References to our “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), and references to our “public shareholders” are to holders of our public shares. References to our “ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares.
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
On August 17, 2020, we consummated our initial public offering (the “initial public offering” or “IPO”) of 57,500,000 units, including the issuance of 7,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to an adjustment as described herein. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $575,000,000. Prior to the consummation of the initial public offering, on June 10, 2020, the sponsor received 14,375,000 founder shares in exchange for a capital contribution of $25,000. In July 2020, the sponsor transferred 30,000 founder shares to each of the company’s independent directors, and 30,000 shares to Rice, Hadley, Gates & Manuel LLC (“RHGM”), for the same per-share
price initially paid by the sponsor. In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the initial public offering, on August 17, 2020, no founder shares were forfeited.
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
Upon the closing of the initial public offering and the private placement, $575,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”). Except with respect to interest earned on the funds held in the trust account that may be released to the company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months of the closing of the initial public offering (the “completion window”), subject to applicable law, or (iii) the redemption of the company’s public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to modify the substance or timing of the company’s obligation to provide for the redemption of its public shares in connection with an initial business combination or to redeem 100% of the public shares if the company has not consummated an initial business combination within the completion window. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. The proceeds deposited in the trust account could become subject to the claims of the company’s creditors, if any, which could have priority over the claims of its public shareholders. After the payment of underwriting discounts and commissions (excluding the deferred portion of $20,125,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $752,000 in expenses relating to the initial public offering, approximately $2,170,000 of the net proceeds of the initial public offering and private placement was not deposited into the trust account and was retained by us for working capital purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2021, there was approximately $575.5 million in investments and cash held in the trust account and approximately $0.5 million of cash held outside the trust account available for working capital purposes. As of December 31, 2020, none of the funds had been withdrawn from the trust account to fund the company’s working capital expenses.
We entered into forward purchase agreements (the “forward purchase agreements”) pursuant to which RedBird Series 2019, LP and RedBird Series 2019 GP
Co-Invest,
LP (each, a “forward purchase party”), affiliates of our sponsor, agreed to purchase an aggregate of $100 million of Class A ordinary shares (“forward purchase shares”) for $10.00 per share in private placements that would close simultaneously with the closing of our initial business combination. The forward purchase shares would be identical to the Class A ordinary shares included in the units sold in the initial public offering, except the forward purchase shares would be subject to transfer restrictions and certain registration rights. The funds from the sale of the forward purchase shares may be used for expenses in connection with the initial business combination or as part of the consideration to the sellers in the initial business combination, and any excess funds may be used for the working capital needs of the post-transaction company. The number of forward purchase shares to be purchased under these agreements is independent of the number of public shares which may be submitted for redemption in connection with the shareholder vote to approve the initial business combination and may provide us with an increased minimum funding level for the initial business combination. The forward purchase agreements are subject to conditions, including each forward purchase party giving us its irrevocable written consent confirming its commitment to purchase the forward purchase shares no later than five days after we notify it of our board of directors’ intention to meet to consider entering into a definitive agreement for a proposed business combination. Each forward purchase party may grant or withhold this consent entirely within its sole discretion. Accordingly, if each forward purchase party does not consent it will not be obligated to purchase the forward purchase shares. In addition, we have the right, in our sole discretion, to reduce the amount of forward purchase shares that each forward purchase party may purchase pursuant to the forward purchase agreements. Please see the risk factor entitled “In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the initial business combination. If a forward purchase party withholds its consent confirming its commitment to purchase all or some of the forward purchase shares, we may decide not to consummate our initial business combination, or if we decide to, we may lack sufficient funds to consummate our initial business combination” for more information. We believe our ability to complete an initial business combination may be enhanced by our entering into the forward purchase agreements with the forward purchase parties.
In connection with the Business Combination (as defined below) with SeatGeek (as defined below), the forward purchase parties elected to not purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold if we consummate the Business Combination.

Proposed Business Combination
On October 13, 2021, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Showstop Merger Sub I Inc. a Delaware corporation and a wholly-owned subsidiary of RedBall (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of RedBall (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”).
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

•
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

•
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

•
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

•
Upon the effective time of the First Merger (the “First Effective Time”) as a result of the First Merger, among other things, all outstanding shares of SeatGeek common stock (after giving effect to the SeatGeek Preferred Conversion) as of immediately prior to the First Effective Time, will be cancelled in exchange for the right to receive the applicable pro rata portion of (x) a contingent right to receive up to 35 million shares of New SeatGeek common stock issued pursuant to an earnout, (y) up to $50 million of cash, subject to certain adjustments (the “Aggregate Cash Consideration”) and (z) a number of shares of New SeatGeek common stock (as defined below) equal to $1.281 billion minus the Aggregate Cash Consideration;

•
Upon the First Effective Time, among other things, all warrants for, options to purchase and restricted stock units for shares of SeatGeek common stock outstanding as of immediately prior to the First Merger will be converted into warrants for, options to purchase and restricted stock units for shares of New SeatGeek common stock;

•
Immediately following the First Effective Time, SeatGeek, as the surviving corporation of the First Merger, will merge with and into Merger Sub Two (the “Second Merger” and together with the First Merger, the “Mergers”) with Merger Sub Two continuing as the surviving entity as a wholly owned subsidiary of New SeatGeek; and

•
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

Concurrently with the execution of the Business Combination Agreement, RedBall entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 9,050,000 shares of New SeatGeek common stock for an aggregate purchase price equal to $90.5 million (the “PIPE Investment”). In addition, for each subscribed share of New SeatGeek common stock purchased by the PIPE Investors, the PIPE Investors will receive from New SeatGeek one-third
of one warrant to purchase one whole share of New SeatGeek common stock at an exercise price of $11.50 per share and with terms substantially similar to the redeemable warrants included as part of the RedBall Units issued in the IPO. In addition, concurrently with the execution of the Business Combination Agreement, the sponsor entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with RedBall, pursuant to which, on the terms and subject to the conditions set forth therein, the sponsor has committed to purchase, following the Domestication and prior to the Closing, shares of New SeatGeek common stock, in a private placement for a purchase price of $10.00 per share, up to an aggregate of $65 million, to backstop certain redemptions by RedBall shareholders (the “Backstop Subscription”). In addition, the sponsor has also agreed to forfeit 1,000,000 shares of New SeatGeek common stock upon the Closing, and to subject 7,187,500 shares issued and outstanding of New SeatGeek common stock, which are comprised of two separate tranches of 3,593,750 shares per tranche, to potential forfeiture to New SeatGeek for no consideration until the occurrence of certain earnout vesting conditions.
On December 12, 2021, RedBall, Merger Sub One, Merger Sub Two and SeatGeek entered into the First Amendment to the Business Combination Agreement (the “First Amendment”) amending the Business Combination Agreement to reflect the treatment of restricted stock units with respect to SeatGeek common stock (“SeatGeek RSUs”) in the Business Combination. Pursuant to the First Amendment, upon the First Effective Time, all SeatGeek RSUs outstanding as of immediately prior to the First Effective Time will be converted into restricted stock units with respect to a certain number of shares of New SeatGeek common stock (the “New SeatGeek RSUs”) determined based on the exchange ratio and such holders will have a contingent right to receive a pro rata portion of earnout securities of New SeatGeek. The First Amendment includes corresponding changes to definitions, including with respect to SeatGeek fully-diluted shares outstanding, SeatGeek’s representation and warranty on capitalization and other related provisions to reflect the treatment of SeatGeek RSUs.
For additional information regarding SeatGeek, the Business Combination and the transactions contemplated thereby, see the registration statement on Form
S-4
containing a preliminary proxy statement and a preliminary prospectus of RedBall initially filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2021.
Other than as specifically discussed, this report does not assume the closing of the Business Combination.
Business Strategy
Our acquisition and value creation strategy will continue to be to identify, acquire and build a company in the sports, media and data analytics sector that complements the experience of our management team and can benefit from its operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk-adjusted returns for our shareholders. We will continue to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the sports, media and data analytics sectors could effect a positive transformation or augmentation of existing businesses to improve their overall value.
We will continue to utilize the network and industry experience of our management team, our sponsor and their affiliates, and leverage our association with RedBird, in seeking an initial business combination and executing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships in sports across leagues, team owners, commissioners, athletes and industry executives that we believe will further complement our sourcing pipeline of acquisition opportunities.

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
Acquisition Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating initial business combination opportunities, we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. Examples include:

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
Our Acquisition Process
In evaluating a prospective target business, we conduct a due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Seatgeek is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Business Combination with SeatGeek and seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.
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
Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity subject to their fiduciary duties under Cayman Islands law. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. Such other entities would include investment funds of RedBird. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Conflicts of Interest” in Item 10 of this Annual Report on Form
10-K.
Further, should we not consummate the Business Combination with SeatGeek, in connection with any business combination opportunity with a non-sports
target, our sponsor may need to seek the approval of an investor committee of one of the funds it manages to any such business combination. In addition, we may pursue an Affiliated Joint Acquisition (as defined below) with an entity to which an officer or director has a fiduciary or contractual obligation. Such entities may include investment funds of RedBird. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
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
We may pursue an acquisition opportunity jointly with one or more entities affiliated with RedBird and/or one or more investors in funds managed by RedBird (such acquisition, an “Affiliated Joint Acquisition”). Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity- linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form
10-K.
The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance (including any forward purchase shares) would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of the initial public offering plus all shares issued in the specified future issuance (including any forward purchase shares), unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial business combination; (ii) during negotiations with Class A shareholders on structuring an initial business combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.
Our proposed Business Combination with SeatGeek is structured so that our public shareholders will acquire 100% of the equity interests of SeatGeek. If we do not complete the proposed Business Combination and pursue an alternative initial business combination, we may structure it similarly or we may structure it such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
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

Financial Position
As of December 31, 2021, we had approximately $575,000,000 held in the trust account and available for a business combination (assuming no redemptions). After consideration of $20,125,000 of deferred underwriting fees payable upon consummation of a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants and potentially forward purchase shares (which will not be purchased in the proposed Business Combination), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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
In the case of a business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a business combination.

Sources of Target Businesses
We plan to continue to utilize the network and industry experience of our management team, our sponsor and their affiliates, and our association with RedBird, in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships in sports across leagues, commissioners, athletes, industry executives and team owners that we believe will serve as a useful source of acquisition opportunities. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, should we not consummate the Business Combination we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus used in connection with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we would expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may engage the services of firms or individuals that specialize in business acquisitions, which firms or individuals could be affiliated with our sponsor, a director or an officer. If we do so, we will likely pay a finder’s fee, consulting fee or other compensation to be determined based on the terms of the transaction. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Commencing on the date that our securities were first listed on the NYSE, we have paid, and in the future will pay, our sponsor or an affiliate of our sponsor $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account.
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
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business, including the management team of SeatGeek, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, such directors may not devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case for the Business Combination with SeatGeek), or we may decide to seek shareholder approval for business or other reasons.
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
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as is the case with the Business Combination with SeatGeek, or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.
The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
of our ordinary shares who attend and vote at a general meeting of the company, so long as we offer redemption in connection with such amendment.
If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting or an extraordinary meeting, we will, pursuant to our amended and restated memorandum and articles of association:

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
Delivering Share Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s Deposit/Withdrawal At Custodian System (“DWAC”), prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through DWAC. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
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
Costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will need to be funded from amounts remaining out of funds held outside the trust account. Absent additional funding, or accommodations by our creditors, the funds are insufficient to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
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
Although we have sought and continue to seek to have all vendors, service providers, prospective target businesses and other entities (other than our independent registered public accounting firm) with which we do business execute agreements at the time of their engagement waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, not all have and there is no guarantee that in the future all such persons will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities (other than our independent registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to up to approximately $1,850,000 from the proceeds of the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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
Human Capital
We currently have three officers: Alec Scheiner, David Grochow and Luke Bornn. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We filed a Registration Statement on Form
8-A
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
Following the consummation of the Business Combination, our only significant asset will be our ownership interest in New SeatGeek and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
Following the consummation of the Business Combination, we will have no direct operations and no significant assets other than our ownership of SeatGeek. The SeatGeek equity holders, the directors and officers of SeatGeek and the and their respective affiliates will become shareholders of the post-combination company at that time. We will depend on SeatGeek for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of SeatGeek may limit our ability to obtain cash from SeatGeek. The earnings from, or other available assets of SeatGeek may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.
The ability of SeatGeek to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which SeatGeek is party from time to time, including existing loans and security agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from SeatGeek will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from SeatGeek will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.
We are a blank check company with no operating history and no revenues, and those of the post-combination company may differ significantly from the unaudited pro forma financial data included in the registration statement.
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
The Registration Statement on Form
S-4/A
to be filed with the SEC and mailed to our shareholders in connection with our extraordinary meeting in lieu of annual meeting to be held to allow shareholders to vote upon the Business Combination will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined statement of operations of the post-combination company combine the historical audited results of operations of the company for the year ended December 31, 2021, with the historical audited results of operations of SeatGeek for the year ended December 31, 2021, respectively, and give pro forma effect to the Business Combination as if it had been consummated on January 1, 2021. The unaudited pro forma condensed combined balance sheet of the post-combination company combine the historical balance sheets of the company as of December 31, 2021 and of SeatGeek as of December 31, 2021 and give pro forma effect to the Business Combination as if it had been consummated on January 1, 2021.
The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination and the acquisitions of SeatGeek been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this document.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in the Amendment No. 1 to the Annual Report on Form
10-K
filed by us on May 21, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the as of and for the period from June 10, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from June 10, 2020 (inception) through September 30, 2020. This material weakness has been remediated.
As described elsewhere in the Amendment No. 2 to the Annual Report on Form
10-K
filed by us on December 13, 2021, we identified a material weakness in our internal control over financial reporting related to the company’s application of ASC
480-10-S99-3A
to its accounting classification of the public shares. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and 2020. Historically, a portion of the public shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the company’s re-evaluation
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
To respond to this material weakness, we devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting related to the Warrants we issued in connection with the August 2020 initial public offering, see Part II, Item 9A: Controls and Procedures included in this filing on Form
10-K.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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
If we do not consummate the Business Combination and pursue another initial business combination, our public shareholders may not be afforded an opportunity to vote on that business combination. Even in circumstances where we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
If we do not consummate the Business Combination and pursue another initial business combination, we may choose not to hold a shareholder vote to approve that business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If a forward purchase party withholds its consent confirming its commitment to purchase all or some of the forward purchase shares, we may lack sufficient funds to consummate our initial business combination.
We have entered into forward purchase agreements pursuant to which the forward purchase parties have agreed to purchase an aggregate of $100 million of forward purchase shares for $10.00 per share in private placements that will close simultaneously, subject to their subsequent consent, with the closing of our initial business combination. Each forward purchase party elected not to confirm its commitment in connection with our proposed Business Combination. Each forward purchase party’s obligation to purchase forward purchase shares is conditioned on each forward purchase party giving us its irrevocable written consent confirming its commitment to purchase the forward purchase shares no later than five days after we notify it of our board of directors’ intention to meet to consider entering into a definitive agreement for a proposed business combination and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board. Accordingly, if each forward purchase party does not consent, or if the initial business combination is not approved by a majority of our board and a majority of the independent directors of our board, each forward purchase party would not be obligated to purchase any forward purchase shares. If we do not consummate the Business Combination, pursue another initial business combination, and the forward purchase parties elect not to confirm their commitment in connection with that proposed business combination, we may lack sufficient funds to consummate that business combination.
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
At the time we entered into an agreement for our proposed Business Combination, we did not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations (and if we were to enter into an agreement for an alternate initial business combination, we will not know) as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, including SeatGeek and the proposed Business Combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.
This outbreak of
COVID-19
has resulted, and other infectious diseases could result, in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the Business Combination, and may materially and adversely affect the business of SeatGeek, or in the event the Business Combination is not consummated, the business of any potential target business with which we may consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel or limit the ability to have meetings with potential investors or the target company’s personnel or if vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which
COVID-19
impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing (which is the case in our pending Business Combination Agreement), the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

If we do not consummate the Business Combination, the requirement that we complete our initial business combination within the completion window would give potential target businesses leverage over us in negotiating a business combination and limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
If we do not consummate the Business Combination, any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not complete the Business Combination by the expiration of the completion window. Additionally, if our Business Combination Agreement is terminated, we may not be able to find a suitable replacement target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 to pay dissolution expenses) earned on funds in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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
Because we have no current plans to pay cash dividends on ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your ordinary shares for a price greater than that which you paid for them.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the company’s board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the company’s ordinary shares unless you sell your ordinary shares for a price greater than that which you paid for them.
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
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations as an operating company after our initial business combination will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
Many members of our management team, and SeatGeek’s management team, have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. After our initial business combination, our management team may not successfully or efficiently manage the transition of our combination partner to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies on and for our combination partner’s business will require significant attention from senior management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, financial condition, and results of operations.
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
If we do not consummate the Business Combination with SeatGeek, the remaining proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account will likely be insufficient to allow us to operate for at least the completion window. As a result, to fund our search for a target business or businesses and complete our initial business combination, we would depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Out of the net proceeds of the initial public offering, approximately $1,850,000 was made available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2021, approximately $458,000 in cash remained and we had a working capital deficit of approximately $5.7 million. As a result, we entered into a loan with our sponsor on February 23, 2022 in a principal amount of $400,000 to provide us additional funds to operate the business while we pursue completion of the proposed Business Combination and, if not completed, to search for another business combination. For a complete discussion, see “—Related Party Transactions—Related Party Loans” of Item 7 and “Other Information” of Item 9B of this Annual Report on
Form 10-K.
As a result, if we do not complete our proposed Business Combination, we will need to borrow additional funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
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
Our sponsor and each of our directors have agreed to vote in favor of the Business Combination, regardless of how our public shareholders vote.
Our sponsor and each of our directors have agreed to, among other things, vote any RedBall Class A ordinary shares and RedBall Class B ordinary shares owned by them in favor of the Business Combination, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement, dated October 13, 2021, by and among SeatGeek, our sponsor, each of our directors and us (the “Sponsor Support Agreement”). As of the date of this annual report on Form 10-K, our sponsor and our directors own, in the aggregate, approximately 20% of the issued and outstanding RedBall ordinary shares. As a result, (i) the affirmative vote of at least 3,593,751 RedBall public shares represented in person or by proxy and entitled to vote thereon and who vote at the extraordinary meeting in lieu of annual general meeting, assuming a quorum of 35,937,501 RedBall ordinary shares is present, is required to approve each of the proposals on the Business Combination Agreement, advisory organizational documents, the issuance of New SeatGeek common stock, the New SeatGeek 2022 employee stock purchase plan (the “ESPP”) and the adjournment of the annual general meeting to a later date or dates, if necessary, and (ii) the affirmative vote of at least 9,583,334 RedBall public shares represented in person or by proxy and entitled to vote thereon and who vote at the extraordinary meeting in lieu of annual general meeting, assuming a quorum of 35,937,501 RedBall ordinary shares is present, are required to approve each of the proposals on the Domestication and the replacement of the Cayman Constitutional Documents with the proposed Certificate of Incorporation and new bylaws of New SeatGeek (the proposed Certificate of Incorporation and new bylaws of New SeatGeek, collectively, the “Proposed Organizational Documents”), in each case, under the DGCL. The approval of the two proposals to elect directors do not require the affirmative vote of any RedBall public shares. Accordingly, it is more likely that the necessary shareholder approval will be received for the Business Combination than would be the case if our sponsor and our directors had agreed to vote their ordinary shares in accordance with the majority of the votes cast by our public shareholders, as is often the case with blank check companies seeking approval of a business combination.
The historical financial results of SeatGeek and unaudited pro forma financial information included in the proxy statement/prospectus to be mailed to shareholders may not be indicative of what New SeatGeek’s actual financial position or results of operations would have been.
The historical financial results of SeatGeek included in the proxy statement/prospectus to be mailed to shareholders do not reflect the financial condition, results of operations or cash flows it would have achieved as a standalone combined company during the periods presented or those that New SeatGeek will achieve in the future. This is primarily the result of the following factors: (i) New SeatGeek will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) New SeatGeek’s capital structure will be different from that reflected in SeatGeek’s historical financial statements. New SeatGeek’s financial condition and future results of operations could be materially different from amounts reflected in its and SeatGeek’s historical financial statements included elsewhere in this proxy statement/prospectus, so it may be difficult for investors to compare New SeatGeek’s future results to historical results or to evaluate its relative performance or trends in its business.
Similarly, the unaudited pro forma financial information in to be included will be presented for illustrative purposes only and be prepared based on a number of assumptions including, but not limited to, RedBall being treated as the “acquired” company for financial reporting purposes in the Business Combination, the total debt obligations and the cash and cash equivalents of SeatGeek on the Closing Date and the number of RedBall Class A ordinary shares that are redeemed in connection with the Business Combination. Accordingly, such pro forma financial information may not be indicative of New SeatGeek’s future operating or financial performance. New SeatGeek’s actual financial condition and results of operations may vary materially from pro forma results of operations and balance sheet contained in the proxy statement/prospectus to be mailed to shareholders, including as a result of such assumptions not being accurate.
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
RedBall may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.
RedBall has agreed to indemnify its officers and directors to the fullest extent permitted by law. However, RedBall’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by RedBall only if (i) RedBall has sufficient funds outside of the Trust Account or (ii) RedBall consummates an initial business combination. RedBall’s obligation to indemnify its officers and directors may discourage shareholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against RedBall’s officers and directors, even though such an action, if successful, might otherwise benefit RedBall and its shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent RedBall pays the costs of settlement and damage awards against its officers and directors pursuant to these indemnification provisions.
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

We may not be able to continue as a going concern.
As of December 31, 2021, we had approximately $458,000 in cash and a working capital deficit of approximately $5.7 million. Our liquidity needs up to December 31, 2021 had been satisfied through our sponsor paying $25,000 to cover for certain of our offering costs in exchange for the issuance of the founder shares, and the net proceeds from the consummation of the private placement not held in the trust account. Management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial business combination, including the Business Combination or the date the RedBall is required to liquidate, August 17, 2022.
We cannot be certain as to the number of public shares that will be redeemed and the potential impact to public shareholders who do not elect to redeem their public shares.
There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the shareholder in a better future economic position. We can give no assurance as to the price at which a shareholder may be able to sell its public shares in the future following the Closing or any alternative business combination. Certain events following the consummation of any initial business combination, including the Business Combination, and including redemptions of public shares may cause an increase or decrease in our share price, and may result in a lower value realized now than a shareholder of RedBall might realize in the future had the shareholder not redeemed its shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the public shares after the consummation of any initial business combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price set forth in the proxy statement/prospectus to be sent to shareholders in connection with our proposed Business Combination. A shareholder should consult the shareholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.
While we are unable to predict the price per share of New SeatGeek common stock following the consummation of the Business Combination—and accordingly we are unable to predict the potential impact of redemptions on the per share value of public shares owned by non-redeeming
shareholder—increased levels of redemptions by public shareholders may be a result of the price per RedBall Class A ordinary share falling below the redemption price. We expect that more public shareholders may elect to redeem their public shares if the share price of the RedBall Class A ordinary shares is below the projected redemption price of approximately $10.00 per share (based on the trust account amount as of September 30, 2021), and we expect that more public shareholders may elect not to redeem their public shares if the share price of the RedBall Class A ordinary shares is above the projected redemption price of approximately $10.00 per share. Each public share that is redeemed will represent both (i) a reduction, equal to the amount of the redemption price, of the cash that will be available to RedBall from the trust account and (ii) a corresponding increase in each public shareholder’s pro rata ownership interest in New SeatGeek following the consummation of the Business Combination. In addition, in the event that more than 40,660,382 public shares are redeemed (based on the trust account amount as of September 30, 2021 and approximate redemption price of $10.00 per share), the minimum cash condition in favor of SeatGeek as set forth in the Business Combination Agreement and the condition in the Business Combination Agreement that available cash, as calculated pursuant to the terms of the Business Combination Agreement, be no less than $200.0 million may not be satisfied, and the Business Combination may not be consummated. Based on the approximate redemption price per share of $10.00 as of September 30, 2021, a hypothetical 1% increase or decrease in the number of public shares redeemed would result in a decrease or increase, respectively, of $575,492,062 of cash available in the trust account.

If we are not able to complete the Business Combination with SeatGeek by August 17, 2022 nor able to complete another business combination by such date, in each case, as such date may be further extended pursuant to our Cayman Constitutional Documents, we would cease all operations except for the purpose of winding up and we would redeem our Class A ordinary shares and liquidate the trust account, in which case our public shareholders may only receive approximately $10.00 per share and our warrants will expire worthless.
Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to impact the U.S. and, while the extent of the impact of the outbreak on SeatGeek will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the
COVID-19
may negatively impact New SeatGeek’s business following the Business Combination.
If RedBall is not able to complete the Business Combination with SeatGeek by August 17, 2022, nor able to complete another business combination by such date, in each case, as such date may be extended pursuant to our Cayman Constitutional Documents, (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of RedBall’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.00 per share (based on trust account amount as of September 30, 2021) and our warrants will expire worthless.
If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate through to August 17, 2022 and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive approximately $10.00 per share, and our warrants will expire worthless.
As of September 30, 2021, RedBall had cash of $1.1 million held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses, and had total current liabilities of $1.9 million, as well as deferred underwriting fee payable of $20.1 million and derivative warrant liabilities of $23.1 million.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 17, 2022, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or other third parties to operate or may be forced to liquidate. We do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Neither the sponsor or members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (based on trust account amount as of September 30, 2021) on our redemption of the public shares and the public warrants would expire worthless.

The warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement. As a result of the SEC Statement, we reevaluated the accounting treatment of our 19,166,667 public warrants and 9,566,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this
10-K
annual report are derivative liabilities related to embedded features contained within the warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that it will recognize non-cash
gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.
RedBall and, following the Closing, New SeatGeek, may face litigation and other risks as a result of the material weakness in RedBall’s internal control over financial reporting.
Following the issuance of the SEC Statement, as discussed with its independent registered public accounting firm, our management and audit committee concluded that it was appropriate to restate its previously issued audited financial statements for the period ended December 31, 2020. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner” above. As part of the restatement, we identified a material weakness in its internal controls over financial reporting.
As a result of such material weakness, the change in accounting for classification of the public shares, and other matters raised or that may in the future be raised by the SEC, RedBall and, following the Closing, New SeatGeek, may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Business Combination.

Neither the company nor its shareholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total aggregate closing consideration in the event that any of the representations and warranties made by SeatGeek in the Business Combination, as applicable, ultimately proves to be inaccurate or incorrect.
The representations and warranties made by SeatGeek and the company to each other in the Business Combination Agreement will not survive the consummation of the Business Combination. As a result, the company and its shareholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration if any representation or warranty made by SeatGeek in the SeatGeek Business Combination Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, the company would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.
Warrants will become exercisable for New SeatGeek common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
Outstanding warrants to purchase an aggregate of 28,733,334 shares of New SeatGeek common stock will become exercisable in accordance with the terms of the warrant agreement governing those securities. Each warrant will entitle the registered holder to purchase one share of New SeatGeek common stock at a price of $11.50 per full share, subject to adjustment as discussed below, and will become exercisable 30 days after the completion of the Business Combination. To the extent such warrants are exercised, additional shares of New SeatGeek common stock will be issued, which will result in dilution to the holders of New SeatGeek common stock and increase the number of shares eligible for resale in the public market. The dilution of the relative ownership interest of, as a percentage of outstanding shares, caused by the exercise of the warrants will increase if a large number of our shareholders elect to redeem their shares in connection with the Business Combination. Further, the redemption of public shares without any accompanying redemption of public warrants will increase the dilutive effect of the exercise of public warrants. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised on the relative ownership interest of existing shareholders could adversely affect the market price of New SeatGeek common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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
New SeatGeek’s ability to be successful following the Business Combination will depend upon the efforts of the New SeatGeek board of directors and New SeatGeek’s key personnel. The loss of such persons could negatively impact the operations and profitability of New SeatGeek’s business following the Business Combination.
New SeatGeek’s ability to be successful following the Business Combination will be dependent upon the efforts of the New SeatGeek board of directors and key personnel. RedBall cannot assure you that, following the Business Combination, the New SeatGeek board of directors and New SeatGeek’s key personnel will be effective or successful or remain with New SeatGeek. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause New SeatGeek’s management to expend time and resources becoming familiar with such requirements.
The company and SeatGeek will be subject to business uncertainties and contractual restrictions while the Business Combination are pending.
Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on the company and SeatGeek. These uncertainties may impair our and SeatGeek’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our and SeatGeek’s business could be harmed.
RedBall may waive one or more of the conditions to the Business Combination.
We may agree to waive, in whole or in part, one or more of the conditions to our obligation to complete the Business Combination, to the extent permitted by the Cayman Constitutional Documents and applicable laws. If the RedBall board of directors determines that a failure of SeatGeek to satisfy any condition to RedBall’s obligation to consummate the Business Combination is not material, then our board of directors may authorize our waiver of that condition and close the Business Combination. RedBall may not waive the condition that our shareholders approve the Business Combination.
The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Business Combination Agreement may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreement or waivers of conditions are appropriate and in the best interests of our shareholders.
In the period leading up to the Closing, other events may occur that, pursuant to the Business Combination Agreement, would require the company to agree to further amend the Business Combination Agreement to consent to certain actions or to waive rights that we are entitled to under those agreements. Such events could arise because of changes in the course of SeatGeek’s business, a request by SeatGeek to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on SeatGeek’s business and would entitle the company to terminate the Business Combination Agreement, as applicable. In any of such circumstances, it would be in the discretion of the company, acting through the board, to grant its consent or waive its rights. In the event RedBall does not consummate a business combination by August 17, 2022, it would cease all operations except for the purpose of winding up, redeeming all of the outstanding public shares for cash and, subject to the approval of its remaining shareholders and the board of the company, dissolving and liquidating, subject in each case to its obligations under the CICL to provide for claims of creditors and the requirements of other applicable law. In such an event, the RedBall Class B shares owned by the sponsor and independent directors would be worthless because following the redemption of the public shares, RedBall would likely have few, if any, net assets. As a result, the sponsor will benefit from the completion of a business combination and may be incentivized to complete a business combination, even if it is with a less favorable target company or on less favorable terms to shareholders, rather than liquidate. The existence of this conflict and the other financial and personal interests of the directors described elsewhere in this Annual Report may result in a conflict of interest on the part of one or more of the directors between what he or she may believe is best for the company and our shareholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action. As of the date of this Annual Report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after shareholder approval of the Business Combination has been obtained. While certain changes could be made without further shareholder approval, if there is a change to the terms of the Business Combination that would have a material impact on the shareholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our shareholders with respect to the SeatGeek Business Combination proposal, as applicable.
RedBall and SeatGeek will incur significant transaction and transition costs in connection with the Business Combination.
RedBall and SeatGeek have both incurred and expect to incur significant, non-recurring
costs in connection with the Business Combination and New SeatGeek’s operation as a public company following the consummation of the Business Combination. RedBall and SeatGeek may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Business Combination, including legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by New SeatGeek upon consummation of the Business Combination, provided, however, that certain transaction expenses incurred by RedBall in excess of $35 million will be either offset by (i) the forfeiture and cancellation of our sponsor’s founder shares having value equal to such excess or (ii) the payment in cash of such excess to New SeatGeek.
Since the holders of RedBall founder shares, including our directors, have interests that are different, or in addition to (and which may conflict with), the interests of our public shareholders, a conflict of interest may have existed in determining whether the Business Combination with SeatGeek is appropriate as our initial business combination. Such interests include that such holders may lose their entire investment in us if our business combination is not completed.
When you consider the recommendation of the RedBall Board in favor of approval of the Business Combination and the proposals to be considered at the extraordinary meeting, you should keep in mind that the holders of our founder shares, including our directors, have interests in the Business Combination that are different from, or in addition to (which may conflict with), those of RedBall shareholders and warrant holders generally. These interests include, among other things, the interests listed below:

•	the fact that the sponsor and our directors have agreed not to redeem any of our public shares in connection with a shareholder vote to approve a proposed initial business combination;

•
the fact that the sponsor and our directors collectively hold an aggregate of 14,345,000 founder shares, which will be worthless if a business combination is not consummated by August 17, 2022 (or if such date is extended at a duly called annual general meeting, such later date) and as a result, the sponsor will benefit from the completion of a business combination and may be incentivized to complete a business combination, even if it is with a less favorable target company or on less favorable terms to shareholders, rather than liquidate;

•
the fact that the sponsor paid an aggregate of approximately $14,350,000 for its 9,566,667 RedBall private placement warrants to purchase RedBall Class A ordinary shares and that such private placement warrants will expire worthless if a business combination is not consummated by August 17, 2022 (or if such date is extended at a duly called annual general meeting, such later date);

•
the fact that concurrently with the execution and delivery of the Business Combination Agreement, we have entered into the Sponsor Support Agreement with the sponsor, pursuant to which the sponsor has agreed to (i) vote all of its RedBall ordinary shares in favor of the Business Combination and certain other matters, (ii) contribute to New SeatGeek for no consideration 1,000,000 founder shares, (iii) certain restrictions on the Sponsor Earnout Shares, and (iv) forfeit for no consideration a number of founder shares equal in value to the Excess RedBall Transaction Expenses as determined in accordance with the procedures in the Business Combination Agreement, in each case upon the terms and subject to the conditions set forth therein;

•
the fact that the sponsor will continue to hold New SeatGeek common stock and will have the right to acquire additional shares of New SeatGeek common stock upon exercise of its New SeatGeek warrants following the Business Combination, subject to certain lock-up
periods;

•
the fact that RedBall’s existing directors and officers will be eligible for continued indemnification and continued coverage under RedBall’s directors’ and officers’ liability insurance after the Business Combination and pursuant to the Business Combination Agreement for a period of 6 years following the consummation of the Business Combination;

•
the fact that the sponsor may be obligated to purchase, and New SeatGeek may be obligate to issue, up to 6,500,000 shares of New SeatGeek common stock under certain circumstances pursuant to the Backstop Subscription Agreement;

•
the fact that, pursuant to the terms of RedBall’s agreement with Richard Scudamore for his service as a director, RedBall’s successful consummation of the Business Combination would result in RedBall being obligated to pay Mr. Scudamore $100,000;

•
the fact that RedBall has engaged RedBird BD, LLC (“RedBird BD”), an affiliate of the sponsor and RedBird, to act as RedBall’s financial advisor in connection with the Business Combination. Pursuant to the engagement, RedBird BD arranged the Backstop Subscription and provided financial advisory, structuring and other services to RedBall. RedBall will pay RedBird BD $6.0 million for these services, which shall be earned and paid upon the consummation of the Business Combination. Therefore, RedBird, the sponsor and RedBird BD have financial interests in the consummation of the Business Combination in addition to the financial interest of the sponsor (with whom RedBird and RedBird BD are affiliated). RedBird BD’s engagement was not contemplated at the time of RedBall’s initial public offering and therefore was not among the anticipated related party transactions disclosed in the prospectus for RedBall’s initial public offering. The RedBird BD engagement and the related payment has been approved by RedBall’s audit committee and the RedBall board of directors in accordance with RedBall’s related persons transaction policy;

•
the fact that the holders of founder shares and private placement warrants (and any RedBall Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans), are entitled to registration rights pursuant to a registration rights agreement, which requires us to register a sale of any of our securities held by them prior to the consummation of our initial business combination; and

•
Given the differential that the sponsor paid for the founder shares as compared to the price of the units sold in the IPO and the substantial number of shares of New SeatGeek common stock that the sponsor will receive upon conversion of the founder shares in connection with the Business Combination, the sponsor and its affiliates may earn a positive rate of return on their investment even if New SeatGeek common stock trades below the price initially paid for the RedBall Units in the IPO and the public shareholders experience a negative rate of return following the completion of the Business Combination.

•
the fact that pursuant to the Amended and Restated Registration Rights Agreement, the sponsor and RedBall’s directors will have customary registration rights, including demand and piggy-back rights, subject to cooperation and cut-back
provisions with respect to the shares of New SeatGeek common stock and warrants held by such parties following the consummation of the Business Combination.

The personal and financial interests of the sponsor and RedBall’s directors and officers may have influenced their motivation in identifying and selecting SeatGeek as a business combination target, completing an initial business combination with SeatGeek and influencing the operation of the business following the initial business combination.
If the Business Combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of the company’s securities may decline.
If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the company’s securities prior to the Closing may decline. The market values of the company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination were executed, the date of this Annual Report, or the date on which the company’s shareholders vote on the Business Combination.
In addition, following the Business Combination, fluctuations in the price of the company’s securities could contribute to the loss of all or part of the investment. Prior to the Business Combination, there has not been a public market for SeatGeek’s stock and trading in the shares of company ordinary shares has not been active. Accordingly, the valuation ascribed to SeatGeek and the company Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the company’s securities develops and continues, the trading price of the company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the company’s control. Any of the factors listed below could have a material adverse effect on the investment in the company’s securities and the company’s securities may trade at prices significantly below the price paid for them. In such circumstances, the trading price of the company’s securities may not recover and may experience a further decline.
Factors affecting the trading price of the company’s securities following the Business Combination may include

•	actual or anticipated fluctuations in New SeatGeek’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about New SeatGeek’s operating results;

•	success of competitors;

•	failure to attract analyst coverage for New SeatGeek’s stock or one or more analysts ceases coverage of New SeatGeek’s or fails to publish reports on New SeatGeek regularly;

•	New SeatGeek operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning New SeatGeek’s or the live events or ticketing industry in general;

•	operating and share price performance of other companies that investors deem comparable to New SeatGeek’s;

•	New SeatGeek’s ability to market new and enhanced products and technologies on a timely basis;

•	changes in laws and regulations affecting New SeatGeek’s business;

•	New SeatGeek’s ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving New SeatGeek;

•	changes in New SeatGeek’s capital structure, such as future issuances of securities or the incurrence of debt;

•	the volume of New SeatGeek’s shares of common stock available for public sale;

•	any major change in New SeatGeek’s board of directors or management;

•	sales of substantial amounts of New SeatGeek’s shares of common stock by New SeatGeek’s directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, COVID-19 outbreak, political instability
Broad market and industry factors may materially harm the market price of New SeatGeek’s securities irrespective of New SeatGeek’s operating performance. The stock market in general, and NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of New SeatGeek’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to New SeatGeek’s could depress New SeatGeek’s share price regardless of New SeatGeek’s business, prospects, financial conditions or results of operations. A decline in the market price of New SeatGeek’s securities also could adversely affect New SeatGeek’s ability to issue additional securities and New SeatGeek’s ability to obtain additional financing in the future. and acts of war or terrorism.
The ability to execute the
post-combination
company’s strategic plan could be negatively impacted to the extent a significant number of shareholders choose to redeem their shares in connection with the Business Combination.
Depending upon the aggregate amount of cash consideration the company would be required to pay for all shares of ordinary shares that are validly submitted for redemption, the post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.
If after the Business Combination, we fail to innovate our products and services, our ability to attract new SeatGeek Enterprise clients could be negatively impacted and our revenue and growth rates could decline.
We must be able to innovate our products and services in order to attract and appeal to new venues and rightsholders to our primary ticketing product, which we refer to as SeatGeek Enterprise. Demand for our SeatGeek Enterprise product is affected by a number of factors, many of which are beyond our control, including the timing of development and release of new products, features and functionality introduced by us or our competitors, technological change and the growth or contraction of the market in which we compete. Our ability to attract new SeatGeek Enterprise clients will depend, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights, and there can be no assurances that we will be successful. We may not be successful in the development, introduction, marketing, and sourcing of new products or services, that satisfy ticket buyer, rightsholder and seller needs, achieve market acceptance, or generate satisfactory financial returns. If we are unable to attract new SeatGeek Enterprise clients, our business could be negatively impacted and our revenue and growth rates could decline.
Even if we do attract new SeatGeek Enterprise clients, the cost of their acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of SeatGeek Enterprise, grow our domestic and international operations and build brand awareness. If the costs of these efforts increase dramatically or if they do not result in the cost-effective acquisition of additional customers or substantial increases in revenue, our business, results of operations and financial condition may be adversely affected.

If analysts do not publish research about New SeatGeek’s business or if they publish inaccurate or unfavorable research, New SeatGeek’s stock price and trading volume could decline.
The trading market for the common stock of New SeatGeek will depend in part on the research and reports that analysts publish about its business. New SeatGeek will not have any control over these analysts. If one or more of the analysts who cover New SeatGeek downgrade its common stock or publish inaccurate or unfavorable research about its business, the price of New SeatGeek common stock could decline. If few analysts cover New SeatGeek, demand for its common stock could decrease and its common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering New SeatGeek in the future or fail to publish reports on it regularly.
Our shareholders will experience immediate dilution of their relative ownership of New SeatGeek as a consequence of the issuance of New SeatGeek common stock as consideration in the Business Combination (including shares of New SeatGeek common stock issued pursuant to
the Backstop Subscription, if any) and the PIPE Investment and due to future issuances pursuant to the 2022 Plan. Having a minority share position may reduce the influence that our current shareholders have on the management of New SeatGeek.
It is anticipated that, following the Business Combination, (i) our public shareholders are expected to own approximately 30.3% of the outstanding New SeatGeek common stock, (ii) SeatGeek shareholders (without taking into account any public shares held by SeatGeek shareholders prior to the consummation of the Business Combination or shares of New SeatGeek stock issuable to holders of options to acquire a number of shares of New SeatGeek common stock upon substantially the same terms and conditions as in effect with respect to SeatGeek options as of immediately prior to the First Effective Time and holders of the SeatGeek warrants assumed by New SeatGeek pursuant to the Business Combination Agreement, including the Designated SG Warrant (as defined below) (the “New SeatGeek Assumed Warrants”)) are expected to own approximately 57.3% of the outstanding New SeatGeek common stock, at a deemed value of $10.00 per share of New SeatGeek common stock and after giving effect to the Exchange Ratio, which as of December 10, 2021 is estimated to be 0.6891, and assuming there is no Aggregate Cash Consideration to holders of SeatGeek common stock, (iii) the sponsor and related parties are expected to collectively own approximately 7.1% of the outstanding New SeatGeek common stock (assuming the Sponsor Earnout Shares are fully vested and outstanding) and (iv) the PIPE Investors and the holder of the warrants to purchase shares of SeatGeek common stock pursuant to the Designated SG Subscription Agreement (the “Designated SG Warrant”) are expected to own approximately 5.3% of the outstanding New SeatGeek common stock. These percentages assume (i) that no public shareholders exercise their redemption rights in connection with the Business Combination, (ii) 108,667,908 shares of New SeatGeek common stock are issued to the SeatGeek shareholders at the Closing pursuant to the Business Combination Agreement, which would be the number of New SeatGeek shares issued to these holders if the Closing occurred on December 10, 2021, (iii) 9,050,000 shares of New SeatGeek common stock are issued to the PIPE Investors pursuant to the PIPE Investment, (iv) the holder of Designated SG Warrant exercises the Designated SG Warrant in full at the Closing and 950,000 shares of New SeatGeek common stock are issued to the holder of the Designated SG Warrant at the Closing, (v) 1,000,000 shares of New SeatGeek common stock are contributed to New SeatGeek for no consideration by the sponsor immediately prior to the First Effective Time, (vi) no New SeatGeek warrants or warrants of New SeatGeek issued to the PIPE Investors in the PIPE Investment to purchase New SeatGeek common stock that will be outstanding immediately following the Closing have been exercised and (vii) no vested or unvested New SeatGeek Options or New SeatGeek Assumed Warrants (other than the Designated SG Warrant) to purchase shares of New SeatGeek common stock that will be held by the former equityholders of SeatGeek immediately following the Closing have been exercised and no New SeatGeek RSUs have vested. If the actual facts are different from these assumptions, the percentage ownership retained by our current shareholders and SeatGeek shareholders in New SeatGeek will be different.
In addition, SeatGeek employees hold, and after Business Combination, are expected to be granted, equity awards under the 2022 Plan and purchase rights under the ESPP. Holders of New SeatGeek common stock will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of New SeatGeek common stock.
The issuance of additional common stock will significantly dilute the equity interests of existing holders of our securities and may adversely affect prevailing market prices for our units, public shares or public warrants.
Future resales of common stock after the consummation of the Business Combination may cause the market price of New SeatGeek common stock to drop significantly, even if New SeatGeek’s business is doing well.
Following consummation of the Business Combination and subject to certain exceptions, our sponsor, our directors, the backstop subscriber, SeatGeek’s directors and officers and certain SeatGeek shareholders will be contractually restricted from selling or transferring any of their shares of New SeatGeek common stock.

For those certain SeatGeek shareholders and SeatGeek’s directors and officers, such restrictions begin at the Closing and end on the earlier of (i) the date that is six months after the Closing, (ii) such date that the closing price of New SeatGeek common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within any period of thirty consecutive trading days commencing at least ninety days following the Closing and (iii) the date on which New SeatGeek consummates a subsequent transaction which results in its shareholders having the right to exchange their shares of New SeatGeek common stock for cash, securities or other property having a value that equals or exceeds $12.00 per share of New SeatGeek common stock.
For our sponsor, our directors and the backstop subscribers, if any, such restrictions begin at the Closing and end on the earlier of (i) the first anniversary of the Closing, (ii) such date that the closing price of New SeatGeek common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the life) for any twenty trading days within any thirty consecutive trading days at least one hundred fifty days following the Closing and (iii) the date on which New SeatGeek consummates a subsequent transaction which results in its shareholders having the right to exchange their shares of New SeatGeek common stock for cash, securities or other property having a value that equals or exceeds $12.00 per share of New SeatGeek common stock.
Following the expiration of such lockups, our sponsor (including in its capacity as a backstop subscriber, if applicable), our directors, New SeatGeek’ directors and officers and the SeatGeek shareholders will not be restricted from selling shares of New SeatGeek’ common stock held by them, other than by applicable securities laws or, in the case of New SeatGeek directors and officers, any trading policies of New SeatGeek applicable to such persons. As such, sales of a substantial number of shares of New SeatGeek common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in the market price for New SeatGeek’ common stock or the market price of New SeatGeek common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Upon completion of the Business Combination, our sponsor, our directors, RHGM and the SeatGeek shareholders will collectively beneficially own approximately 64.9% of the outstanding shares of New SeatGeek common stock, assuming that no public shareholders redeem their public shares in connection with the Business Combination. Assuming redemption of 16,951,944 public shares in connection with the Business Combination, in the aggregate, the ownership of our sponsor, our directors, RHGM and the SeatGeek shareholders would rise to 78.9% of the outstanding shares of New SeatGeek common stock (not including shares of New SeatGeek common stock, if any, issued in the Backstop Subscription, if any).
The unexpired warrants may be redeemed prior to their exercise at a time that may be disadvantageous to the holder, thereby making the warrants worthless.
RedBall or, after the completion of the Business Combination, New SeatGeek has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the RedBall Class A ordinary shares or New SeatGeek common stock, as applicable, equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty
(30) trading-day
period ending on the third trading day prior to the date RedBall or New SeatGeek, as applicable, sends the notice of redemption to the warrant holders. The trading prices of the RedBall Class A ordinary shares to date have not equaled or exceeded the threshold that would allow RedBall to redeem the warrants. If and when the warrants become redeemable, RedBall or New SeatGeek, as applicable, may exercise its redemption right even if RedBall or New SeatGeek, as applicable, are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the: (i) exercise of warrants and payment of the exercise price therefor at a time when it may be disadvantageous for holders to do so; (ii) sell the warrants at the then-current market price when one might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
In the event we elect to redeem the warrants that are subject to redemption, we will mail the notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice.
Delaware law and the Proposed Organizational Documents of New SeatGeek contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The DGCL, and the Proposed Organizational Documents that will be in effect upon consummation of the Business Combination contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares, and therefore depress the trading price of New SeatGeek common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of New SeatGeek’s board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Proposed Organizational Documents include provisions regarding:

•	providing for a classified board of directors with staggered, three-year terms;

•
the ability of New SeatGeek’s board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the New SeatGeek proposed Certificate of Incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the limitation of the liability of, and the indemnification of, New SeatGeek’s directors and officers

•
the ability of New SeatGeek’s board of directors to amend the bylaws without shareholder approval, which may allow New SeatGeek’s board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to New SeatGeek’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in New SeatGeek’s board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of New SeatGeek.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in New SeatGeek’s board of directors or management.
RedBall has not obtained an opinion from an independent investment banking firm or another independent firm, and consequently, there are no assurance from an independent source that the terms of the Business Combination are fair to RedBall or our shareholders from a financial point of view.
While the company has engaged Goldman Sachs & Co. as a financial adviser and received advice from Goldman Sachs in connection with the Business Combination, the RedBall board of directors did not obtain a third-party valuation or fairness opinion from Goldman Sachs, or any other firm, in connection with its determination to approve the Business Combination and recommend that our shareholders vote to approve the Business Combination. RedBall is not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent firm that the price we are paying for SeatGeek is fair to RedBall or our shareholders from a financial point of view. In analyzing the Business Combination, the RedBall board of directors and RedBall’s management conducted due diligence on SeatGeek and researched the industry in which SeatGeek operates and concluded that the Business Combination was in the best interest of RedBall and our shareholders. Accordingly, RedBall’s shareholders will be relying solely on the judgment of the RedBall board of directors in determining the value of SeatGeek, and the RedBall board of directors may not have properly valued such business. The lack of third-party valuation or fairness opinion may increase the number of our shareholders that vote against the Business Combination or demand redemption of their shares, which could adversely impact our ability to consummate the Business Combination.

If the conditions to the Business Combination Agreement are not satisfied or waived, the Business Combination may not occur.
Even if the Business Combination is approved by our shareholders, the Business Combination Agreement contains specified conditions that must be satisfied or waived (to the extent any such condition can be waived) before RedBall and SeatGeek are obligated to complete the Business Combination. RedBall and SeatGeek may not satisfy all of the closing conditions in the Business Combination Agreement, and in such event, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver. Any such delay could adversely impact some or all of the intended benefits of the Business Combination, and if such conditions are not satisfied or waived prior to April 13, 2022, in certain circumstances, RedBall and SeatGeek will be entitled to terminate the Business Combination Agreement.
The future exercise of registration rights may adversely affect the market price of our ordinary shares.
Certain of our shareholders will have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of ordinary shares held by the Initial Shareholders and shares of Common Stock received by certain significant SeatGeek shareholders as part of the SeatGeek Business Combination. We are obligated to (i) file a resale “shelf” registration statement to register such securities (and any shares of SeatGeek Common Stock into which they may be exercised following the consummation of the Business Combination) within 15 business days after of the Closing Date and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable after the filing. Sales of a substantial number of shares of Common Stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.
Our shareholders will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.
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
We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure our shareholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
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
Our shareholders are only be able to exercise their public warrants on a “cashless basis” under certain circumstances and have to apply to do so; if they exercise that right, they will receive fewer Class A ordinary shares from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in each of the three following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If our shareholders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, they would receive fewer Class A ordinary shares from such exercise than if they were to exercise such warrants for cash.
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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. person (as defined in the Internal Revenue Code) of our units, Class A ordinary shares or warrants, the U.S. person may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based on the composition of our income and assets, we believe we are likely considered a PFIC for 2020, 2021, and the tax year ending on the date of the reincorporation (discussed further below). We will endeavor to provide to a U.S. person such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. person to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

If we reincorporate in another jurisdiction in connection with our initial business combination, as is contemplated by the Business Combination, such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction (including, but not limited to, a state within the United States). We plan to reincorporate in Delaware in connection with the proposed Business Combination. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
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
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us or continue to work with us following our initial business combination. The loss of the efforts or advice of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure our shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
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
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that our shareholders should be aware of, please see “Conflicts of Interest” in Item 10 of this Annual Report on Form
10-K
and Item 13 of this Annual Report on Form
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
If we do not consummate our proposed Business Combination and pursue another initial business combination, then we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
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
If we do not consummate our proposed Business Combination and pursue another initial business combination, then we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of RedBird and/or one or more investors in funds managed by RedBird. This may result in conflicts of interest as well as dilutive issuances of our securities.
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

If we do not consummate our proposed Business Combination and pursue another initial business combination, then we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
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
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure our shareholders that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
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
Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds
of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which our shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
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
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants and forward purchase shares. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure our shareholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination or if a forward purchase party withholds its consent confirming its commitment to purchase all of the forward purchase shares, we may be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our shareholders do not support.
Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our shareholders do not support, including amendments to our amended and restated memorandum and articles of association. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. The forward purchase shares, if issued, would not be issued until the completion of our initial business combination, and, accordingly, will not be included in any shareholder vote until such time.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of our shareholders warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without our shareholder approval.
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
We may redeem our shareholders unexpired warrants prior to their exercise at a time that is disadvantageous to our shareholders thereby making our shareholders’ warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force our shareholders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
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
Because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect your rights through the U.S. federal courts may be limited.
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
We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner
Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair our shareholders’ ability to communicate with us.

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
As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our units, Class A ordinary shares and warrants listed on the NYSE under the symbols “RBAC.U,” “RBAC” and “RBAC WS”, respectively.

Holders
As of February 18, 2022, there was one holder of record of our units, two holders of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.
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
Proposed Business Combination
As more fully described in Note 1 to the audited financial statements contained herein, on October 13, 2021, we entered into the Business Combination Agreement with Merger Sub One, Merger Sub Two and SeatGeek. See Current Report on Form
8-K
filed with the SEC on October 13, 2021, and as amended and reported in a Current Report on Form
8-K
filed on December 13, 2021 for more information and related agreements entered into.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $458,000 in cash and working capital deficit of approximately $5.7 million. All remaining cash and securities were held in the trust account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use.

Our liquidity needs up to December 31, 2021 had been satisfied through our sponsor paying $25,000 to cover for certain of our offering costs in exchange for the issuance of the founder shares, a loan of approximately $236,000 pursuant to the Note (as defined below) issued to our sponsor, and the net proceeds from the consummation of the private placement not held in the trust account. We fully repaid the Note to our sponsor on August 19, 2020. As noted below under “—Related Party Transactions—Related Party Loans” on February 23, 2022, our sponsor funded a working capital loan to us in the amount of $400,000.
We have incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans including the proposed business combination. In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that these considerations taken together, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity from June 10, 2020 (inception) through December 31, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination.
For the year ended December 31, 2021, we had net income of approximately $6.8 million, which consisted of a gain of approximately $13.0 million from the change in fair value of derivative warrant liabilities and an approximate $205,000 net gain on investments held in Trust Account, which were partially offset by approximately $6.2 million in general and administrative expenses, and $300,000 of related party administrative fees.
For the period from June 10, 2020 (inception) through December 31, 2020, we had a net loss of approximately $25.1 million which consisted of approximately $22.4 million loss from changes in fair value of derivative warrant liabilities and approximately $1.6 million of transaction costs-derivative warrant liabilities, $1,218,000 in general and administrative expense and approximately $111,000 of related party administrative fees, partially offset by approximately $283,000 of income from our investments held in the Trust Account.
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
lock-up.

Related Party Loans
On June 10, 2020, our sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the initial public offering. We borrowed approximately $236,000 under the Note, and then fully repaid the Note on August 19, 2020. On February 23, 2022, our sponsor funded an additional loan to us in the principal amount of $400,000. See “Other Information” in Item 9B of this Annual Report on Form 10-K. A portion of the proceeds, together with cash on hand, was used to repay amounts owing to an affiliate of our sponsor for advances made by the affiliate on our behalf in respect of operating expenses.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account, if any, to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. The currently outstanding $400,000 sponsor loan does not provide the sponsor with this option. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Administrative Support Agreement
We agreed to pay our sponsor a total of $25,000 per month, commencing on the date that our securities were first listed on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $300,000 and $111,000 for expenses in connection with the administrative support agreement for the year ended December 31, 2021 and for the period from June 10, 2020 (inception) through December 31, 2020, respectively.
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
Forward Purchase Agreements
We entered into forward purchase agreements pursuant to which the forward purchase parties, affiliates of the sponsor, agreed to purchase an aggregate of $100.0 million of forward purchase shares for $10.00 per share in private placements that will close simultaneously with the closing of the initial business combination. The forward purchase shares will be identical to the Class A ordinary shares included in the units sold in the initial public offering, except the forward purchase shares will be subject to transfer restrictions and certain registration rights. The funds from the sale of the forward purchase shares may be used for expenses in connection with the initial business combination or as part of the consideration to the sellers in the initial business combination, and any excess funds may be used for the working capital needs of the post-transaction company. The forward purchase agreements are subject to conditions, including each forward purchase party giving us written consent confirming its commitment to purchase the forward purchase shares no later than five days after we notify each party of the board of directors’ intention to meet to consider entering into a definitive agreement for a proposed business combination. Each forward purchase party may grant or withhold this consent entirely within its sole discretion. Accordingly, if each forward purchase party does not consent, it will not be obligated to purchase the forward purchase shares. In addition, we have the right the right, in our sole discretion, to reduce the amount of forward purchase shares that each forward purchase party may purchase pursuant to the forward purchase agreements. In connection with the Business Combination, the forward purchase parties elected not to purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold if we consummate the Business Combination.
Backstop Subscription Agreement
On October 13, 2021, concurrently with the execution of the Business Combination Agreement, our sponsor entered into the Backstop Subscription Agreement with us, pursuant to which, on the terms and subject to the conditions set forth therein, our sponsor has committed to purchase, following the Domestication and prior to the Closing, shares of New SeatGeek common stock, in a private placement for a purchase price of $10.00 per share, up to an aggregate of $65 million, to backstop certain redemptions by our shareholders.
Contingent Fee Arrangements
We have entered into certain fee arrangements with various service providers and advisors in connection with its search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of December 31, 2021 have been deferred and were contingent upon the closing of a business combination and therefore not included as liabilities on the accompanying consolidated balance sheets.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying consolidated balance sheets.
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
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our consolidated financial statements.

Off-Balance
Sheet Arrangements
As of December 31, 2021 and 2020, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Reference is made to pages
F-1
through
F-20
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of August 17, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of August 17, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.
During the fiscal quarter ended December 31, 2021, our management concluded that our controls around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company were not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity. This resulted in the need to restate of our balance sheet as of August 6, 2020, our annual financial statements for the period ended December 31, 2020 and our interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. These statements were restated within the Form 10-K/A filing with the SEC on December 13, 2021.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
ITEM 9B. OTHER INFORMATION.
On February 23, 2022, our sponsor funded a loan to us in principal amount of $400,000 and we issued a promissory note (the “Promissory Note”) in like principal amount to the sponsor. The Promissory Note bears no interest and is due and payable upon the earlier of (i) the date on which we consummate our initial business combination and (ii) August 17, 2022. Our sponsor has agreed to waive any right, title, interest or claim of any kind in or to any distribution from the trust account with respect to the Promissory Note.
The issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
The foregoing description is qualified in its entirety by reference to the Promissory Note, a copy of which is attached as Exhibit 10.12 hereto and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position

Gerald Cardinale	54	Co-Chairman of the Board of Directors

Billy Beane	59	Co-Chairman of the Board of Directors

Alec Scheiner	52	Chief Executive Officer

David Grochow	42	Chief Financial Officer

Luke Bornn	36	Executive Vice President

Volkert Doeksen	59	Director

Deborah A. Farrington	71	Director

Richard C. Scudamore	62	Director

Richard H. Thaler	76	Director

Lewis N. Wolff	86	Director
Gerald Cardinale
, 54, has been
Co-Chairman
of the Board since June 10, 2020. Mr. Cardinale, the Founder and Managing Partner of RedBird, is a leader in the sports industry, with over 25 years of experience building a range of multi-billion-dollar platform companies. Prior to founding RedBird, Mr. Cardinale spent 20 years at Goldman Sachs where he was a Partner of the firm and a senior leader of the merchant banking division’s private equity investing business, managing over $100 billion of private capital across equity, debt, real estate and infrastructure investment strategies. In 2001, Mr. Cardinale partnered with the New York Yankees and the Steinbrenner family to create the Yankees Entertainment & Sports (“YES”) Network. The YES Network soon became the number one regional sports network in the United States by viewership and profitability and was acquired by Twenty- First Century Fox, Inc. in 2014. In 2007, Mr. Cardinale partnered with the Dallas Cowboys and the New York Yankees to create Legends Hospitality, one of the preeminent businesses in the sports ecosystem across premium sales, concessions, hospitality and merchandising.
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
In 2021, RedBird built on its track record of investments in premier sports brands with an investment in Fenway Sports Group (Boston Red Sox, Liverpool, NESN, Roush Fenway and the Pittsburgh Penguins) and The SpringHill Company, the global consumer and entertainment company founded by LeBron James and Maverick Carter, which is focused on empowering underrepresented voices and enabling them to tell new and unique stories.
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
Billy Beane
, 59, serves as
Co-Chairman
of the Board. Mr. Beane is considered one of the most progressive and iconic executives in professional sports and has been a leader in bringing analytics to the forefront of professional sports. He was promoted to his current position of Executive Vice President of Baseball Operations for the Oakland A’s in 2015 after 18 seasons as General Manager.
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

Alec Scheiner
, 52, has been our Chief Executive Officer since June 10, 2020. Mr. Scheiner is a well-respected operator and investor within the sports and media industry. He was one of the top executives with the Dallas Cowboys when the club designed and built the $1.2 billion AT&T Stadium.
While at the Dallas Cowboys, Mr. Scheiner helped transform the club’s sales and administrative organization, built its own merchandising company, formed Legends Hospitality (where he sat on the board and executive committee), and created in-house
football analytics functions. From 2012 to 2016, Mr. Scheiner served as President of the Cleveland Browns and oversaw an unprecedented business turnaround, including $150 million of facility renovations in two years and the creation of one of the largest football and business analytics departments in the NFL. Since joining RedBird in 2016, Mr. Scheiner has helped oversee investment opportunities and advisory efforts for RedBird Sports Group, a subsidiary of RedBird’s management company. Consistent with RedBird’s investment mandate and philosophy, RedBird Sports Group brings together in-house
operating capabilities, company building expertise and flexible long-term capital to enable more professionalized ownership of sports assets in partnership with rights holders. At RedBird, Mr. Scheiner helped create OneTeam Partners and is a lead director on its Board of Directors. Mr. Scheiner is also a director on the Board of Directors of Toulouse FC, Zelus Analytics and the Rajasthan Royals. Mr. Scheiner attended Georgetown University, where he earned his degree in Economics and Latin American studies with honors and received his J.D. with honors from Georgetown Law School.
David Grochow
, 42, has been serving as our Chief Financial Officer since June 10, 2020. Mr. Grochow is the Chief Financial Officer of RedBird, which he joined in November 2018. From March 2010 to November 2018, Mr. Grochow served in various financial positions at Irving Place Capital, an investment firm, most recently as Chief Financial Officer. Prior to Irving Place Capital, David worked for six years in the Private Equity Group at The Blackstone Group. David Also spent time with Geller & Co. and Arthur Andersen. David received a B.B.A. degree from the Goizueta Business School at Emory University and is a Certified Public Accountant.
Luke Bornn
, 36, serves as Executive Vice President. Dr. Bornn is recognized as a world leader in sports analytics, having published dozens of peer-reviewed academic articles across multiple sports. His work has received numerous accolades, including six straight MIT Sloan research award finalist selections from 2014 through 2019. Dr. Bornn has led the analytics groups for the Sacramento Kings (where he served as Vice President, Strategy and Analytics from 2017 to July 2020) and AS Roma (where he served as Head of Analytics from 2016 to 2017, when the market value of the players signed during his tenure increased significantly). In both roles he worked closely with managers, coaches and sports scientists to measure and evaluate athletes and performance. In addition to his work with European football and North American basketball teams, the British Columbia native has held tenure-track professorships in Statistics at both Harvard University and Simon Fraser University where he served as Associate Professor of Statistics until August 2020. Dr. Bornn is Chief Scientist and
Co-Founder
of Zelus Analytics, a sports analytics company providing a world-leading sports intelligence platform for professional sports teams in their exclusive partner network, where he has served since July 2020.
Volkert Doeksen
, 59, serves as a director. Mr. Doeksen is the
Co-Founder
of AlpInvest Partners, a private equity group launched in 2000. While at AlpInvest, Mr. Doeksen served as Chairman of the Board, Managing Partner and Chief Executive Officer, where he scaled their business to become a world-class global private equity firm with over €45 billion of assets under management and over 155 employees across three continents. During his tenure, AlpInvest became a prominent Fund of Fund co-investment,
secondaries and mezzanine investment firm. Prior to founding AlpInvest, Mr. Doeksen was a Director and Investment Partner at Kleinwort Benson Limited, where he was involved with the U.S. fund’s private equity and mezzanine transactions as well as with launching Dresdner Kleinwort Benson’s new private equity fund initiatives in Central and Eastern Europe and Mexico, where he was a member of the investment committee and partner in each of those funds. From 2015 until 2019, Mr. Doeksen served as a Senior Advisor to The Carlyle Group. He is currently a Member of the Board at Nouryon B.V. and Nobian B.V., both specialty chemical producers in Amsterdam; a Member of the Board at Athora Holdings, Bermuda; a Member of the Board at European Biotech Acquisition Corp. (NASDAQ: EBAC); and a Member of the Board at Royal Doeksen B.V. He holds a Law degree from Leyden University, the Netherlands. Based on Mr. Doeksen’s substantial experience in financial services, capital markets, private equity and asset management, we believe he is qualified to serve on our board of directors.
Deborah A. Farrington
, 71, serves as a director. Ms. Farrington is Co-Founder and Managing Partner of StarVest Partners LP, a New York City based venture capital firm investing in technology-enabled business services with a focus on software-as-a-service, data & analytics and internet marketing. It was founded in 1998 and is one of the largest women majority-owned venture capital firms in the US. She also serves as President of StarVest Management LLC, the firm’s management company. StarVest was an early investor in Software-as-Service (“SaaS”) investing in NetSuite, the first SaaS ERP company, in 2000. Ms. Farrington is an experienced public company director of technology, business services and Fortune 500 companies and has chaired or served on all major board committees over the past 20 years across multiple facets of technology and financial services. Currently, Ms. Farrington is a Director, Chair of the Corporate Governance & Nominating Committee and a member of the Audit Committee of Ceridian HCM Holdings Inc. (NYSE: CDAY); and a Director, Chair of the Human Resources & Compensation Committee and member of the Audit

Committee of NCR, Inc. (NYSE: NCR). In the past, Ms. Farrington served as the Chair of the Governance Committee and a member of the Risk Committee of NCR, Inc. from 2017 to 2020; a Director, Chair of the Compensation Committee and a member of the Audit Committee of Collectors Universe, Inc. (NASDAQ: CLCT) from 2003 to 2020; and Lead Director and Chair of NetSuite’s Compensation Committee from its 2007 IPO to its sale to Oracle for $9.2 billion in 2016. Prior to founding StarVest, Ms. Farrington was President & CEO of New York-based private equity firm Victory Ventures LLC; Managing Director of Asian Oceanic; and an investment banker and Division Director of Merrill Lynch International in New York, Hong Kong and Tokyo. She is a graduate of Smith College where she is a member of its Investment Committee. She holds an MBA from the Harvard Business School, where she has endowed a Fellowship for Women Entrepreneurs and served on the Visiting Committee and as Vice President of the Alumni Board. She is currently a Director of the Harvard Business School Club of New York. Based on Ms. Farrington’s substantial experience as a public company director and committee member and experience in asset management and venture capital, and capital markets, private equity and asset management, we believe she is qualified to serve on our board of directors.
Richard Scudamore
, 62, serves as a director. From 1999 until the start of 2019, Richard Scudamore was the Chief Executive and then Executive Chairman of the Premier League, the most watched football league in the world. During this period, Mr. Scudamore was accountable to the club owners for all elements of the league’s operations including regulatory, legal and political matters, and the sale of broadcasting and central commercial rights across 225 international markets. Under his leadership, the organization used the strong platform provided by its 20 Member Clubs to successfully increase interest in the competition to become the most watched in the world, grow revenues significantly and invest in and support football development at all levels of the sport. During his time at the Premier League, Mr. Scudamore became Chairman of the World League’s Forum and co-chaired
the UK Government’s Sports Business Council. Mr. Scudamore was a Founding Trustee of the Football Foundation—a charity funded by the Premier League and the UK Government which has installed or improved over 3,000 community sports facilities across the UK since 2000. Before joining the Premier League, he was Chief Executive of the Football League. Prior to that, he was Senior Vice-President of the Thomson Corporation, responsible for their US newspaper publishing division. Mr. Scudamore currently sits on the advisory board of The Ryder Cup and provides strategic advice to Major League Baseball and Australian Professional Football. Based on Mr. Scudamore’s substantial industry knowledge and significant management experience, we believe he is qualified to serve on our board of directors.
Richard H. Thaler
, 76, serves as a director. Professor Thaler is a Nobel Prize winner in Economic Sciences and is the Charles R Walgreen Distinguished Service Professor of Economics, and Behavioral Science at the University of Chicago’s Booth School of Business, where he has served since 1995. Prof. Thaler is also a Research Associate at the National Bureau of Economic Research. Prof. Thaler’s research lies in the gap between psychology and economics. Prof. Thaler is considered a pioneer in the fields of behavioral economics and finance, and is the author of numerous academic articles and the books including The Winner’s Curse, Nudge (with Cass Sunstein) and Misbehaving. Prof. Thaler is a regular contributor to the New York Times “Economic View” column. In 2015, Prof. Thaler served as President of the American Economic Association. Prof. Thaler is a distinguished fellow of the American Finance Association, a fellow of the Econometric Society, and a member of the American Academy of Arts and Sciences and the National Academy of Science. Prof. Thaler also serves as a principal of Fuller & Thaler Asset Management in San Mateo, CA, an asset management firm co-founded
by Prof. Thaler in 1999, which manages approximately $9 billion. Prof. Thaler has also served as a Senior Advisor to PIMCO since January 2019. We believe Prof. Thaler’s knowledge of economics and finance and his leadership experience in asset management provide unique insight to our board and qualifies Prof. Thaler to serve on our board of directors.
Lewis N. Wolff
, 86, serves as a director. Mr. Wolff has served as Chairman and Chief Executive Officer of Wolff Urban Management, Inc., a real estate acquisition, investment, development and management firm, since 1994. Mr. Wolff acquired co-ownership
of Major League Baseball’s Oakland Athletics in April 2005 and also ownership of Major League Soccer’s San Jose Earthquakes in July 2007. Previously, he was an investor in the St. Louis Blues National Hockey League Team and the Golden State Warriors National Basketball Association team. Mr. Wolff is also
Co-Founder
and, since 1994, has served as
Co-Chairman
of Maritz, Wolff & Co., a privately held hotel investment group that manages top-tier
luxury hotels. Mr. Wolff and his partner, Flip Maritz, most recently closed the sale of the

Rosewood Hotel & Resort Management Company and Maritz, Wolff & Co. assets included The Carlyle Hotel, Little Dix Bay Resort, The Mansion at Turtle Creek and the Inn of the Anasazi—Santa Fe, New Mexico. Mr. Wolff has served on the Board of Directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), the Board of Directors of First Century Bank, Vice Chairman of Rosewood Hotels & Resorts, and
co-Chairman
of Fairmont Hotels & Resorts, a hotel management company formed by Fairmont Hotel Management Company and Canadian Pacific Hotels & Resorts, Inc. from 1999 through summer 2004. Mr. Wolff currently serves on the Board of Directors of Bobrick Washroom Equipment and Santa Clara University Board of Regents. Mr. Wolff holds a Bachelor’s Degree in Business Administration from the University of Wisconsin, Madison. He received his MBA from Washington University in St. Louis. Based on Mr. Wolff’s substantial experience in acquiring and owning sports franchises and in managing public and private companies, we believe he is qualified to serve on our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Richard H. Thaler and Lewis N. Wolff, is expected to expire at the extraordinary meeting in lieu of the annual meeting we anticipated holding in connection with the vote on the Business Combination. The term of office of the second class of directors, consisting of Volkert Doeksen, Deborah A. Farrington and Richard Scudamore, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Billy Beane and Gerry Cardinale, will expire at the third annual general meeting.
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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Gerald Cardinale	RedBird Capital Partners	Financial Services	Founder and Managing Partner
	YES Network	Sports Entertainment	Director
	OneTeam Partners	Sports Entertainment	Director
	Skydance Media	Media	Director
	Mt. Sinai Hospitals	Healthcare	Director
	TierPoint	Communications	Director
	Aethon United	Energy	Director
	Toulouse FC	French Football Club	Director
	XFL	Sports Entertainment	Director
	Wasserman Media Group	Sports Marketing	Director
	The SpringHill Company	Media	Director
	Fenway Sports Group	Sports Entertainment	Director
Billy Beane	Oakland A’s	Major League Baseball Club	Executive Vice President of Baseball Operations
	AZ Alkmaar	Dutch Football Club	Consultant
Alec Scheiner	RedBird Capital Partners	Financial Services	Partner
	OneTeam Partners	Sports Entertainment	Director
	Toulouse FC	French Football Club	Director
	Zelus Analytics	Sports Entertainment	Director
	Rajasthan Royals	Indian Cricket Club	Director
David Grochow	RedBird Capital Partners	Financial Services	Chief Financial Officer and Chief Compliance Officer
Luke Bornn	Zelus Analytics	Sports Entertainment	Co-Founder and Chief Scientist
Volkert Doeksen	AlpInvest Partners	Financial Services	Founder
	Nouryon B.V.	Chemicals	Director
	Athora Holdings	Insurance	Director
	Nobian B.V.	Chemicals	Director
	European Biotech Acquisition Corp.	Life Sciences focused SPAC	Director
	Royal Doeksen B.V.	Shipping	Director
Deborah A. Farrington	StarVest Partners LP	Financial Services	Co-Founder and Managing Partner
	Starvest Management LLC	Financial Services	President
	Ceridian HCM Holdings Inc.	Human Capital	Director
	NCR, Inc.	Enterprise Technology	Director
	Smith College	Education	Member, Investment Committee
	Planful	Enterprise Performance Management	Observer, Board of Directors
	RAMP Holdings Inc.	Enterprise Content Delivery	Director
	Snag Holdings, Inc.	Human Capital	Director
	Xignite, Inc.	Data & Analytics	Director
Richard C. Scudamore	Scudamore1 Ltd.	Advisory	Consultant
	Ryder Cup	Sports Entertainment	Advisory Board Member
	Supreme Committee for Legacy of the State of Qatar	Sports Entertainment	Advisor - Qatar Stars Professional Football League
Richard H. Thaler	University of Chicago		Professor
	Fuller & Thaler Asset Management	Financial Services	Co-Founder and Principal
	Pacific Investment Management	Financial Services	Senior Advisor
Company LLC (“PIMCO”)
Lewis N. Wolff	Wolff Urban Management, Inc	Real Estate	Chairman and Chief Executives Officer
	Maritz, Wolff & Co.	Hospitality	Co-Chairman
	Oakland Athletics	Sports Entertainment	Owner
	San Jose Earthquakes	Sports Entertainment	Owner
	Sunstone Hotel Investors	Real Estate	Director First
	Century Bank	Financial Services	Director

Rosewood Hotels & Resorts	Hospitality	Vice Chairman
Fairmont Hotels & Resorts	Hospitality	Co-Chairman
Bobrick Washroom Equipment	Manufacturing	Director
Santa Clara University Board of Regents	Education	Regent
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

Mr. Beane’s employment arrangements and the rules of Major League Baseball will impose certain obligations and restrictions on Mr. Beane, which may limit
1
⁄
8
w
1
⁄
8
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
Based solely on a review of the copies of such forms that were received by the company, the company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021
ITEM 11. EXECUTIVE COMPENSATION.
None of our officers or directors have received any cash compensation for services rendered to us. However, under the terms of our agreement with Richard Scudamore for his service as a director, our successful consummation of a business combination would result in our being obligated to pay Mr. Scudamore $100,000. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate of our sponsor $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on, and pursuing, suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 18, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
The following table is based on 71,875,000 ordinary shares of outstanding at February 18, 2022, of which 57,500,000 were Class A shares and 14,375,000 were founder shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
RedBall SponsorCo LP(2)(3)	14,195,000	19.8%
D. E. Shaw & Co., L.L.C. and related entities (4)	3,320,477	5.8%
Millennium and related entities (5)	3,241,446	5.6%
Gerald Cardinale(2)(3)	14,195,000	19.8%
Billy Beane	—	—
Alec Scheiner	—	—
David Grochow	—	—
Luke Bornn	—	—
Volkert Doeksen(2)	30,000	*
Deborah A. Farrington(2)	30,000	*
Richard C. Scudamore(2)	30,000	*
Richard H. Thaler(2)	30,000	*
Lewis N. Wolff(2)	30,000	*
All officers and directors as a group (ten individuals)	14,345,000	20.0%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders listed is 667 Madison Avenue, 16th Floor, New York, New York 10065.

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

(3)
RedBall SponsorCo LP, a Cayman Islands exempted limited partnership, our sponsor, is the record holder of the shares reported herein. RedBall SponsorCo GP LLC is the general partner of RedBall SponsorCo LP and has voting and investment discretion with respect to the Class B Ordinary Shares held of record by RedBall SponsorCo LP. RedBird Series 2019 GenPar LLC is the sole member of RedBall SponsorCo GP LLC. S2019 RedBall LP is a limited partner of RedBall SponsorCo LP. RedBird Series 2019, LP is a limited partner of S2019 RedBall LP. RedBird Series 2019 GP Co-Invest, LP is a limited partner of S2019 RedBall LP. RedBird Series 2019 GP Co-Invest GenPar LLC is the general partner of RedBird Series 2019 GP Co-Invest, LP. RedBird Series 2019 Carry Vehicle LLC is the sole member of RedBird Series 2019 GenPar LLC. RedBird Capital Partners Holdings LLC is the sole member of RedBird Series 2019 Carry Vehicle LLC. RedBird Capital Partners LLC is the manager of RedBird Capital Partners Holdings LLC. RedBird Holdings Carry Vehicle LP is a member of RedBird Capital Partners LLC. RedBird Series 2019 Holdings Carry Vehicle LP is a limited partner of RedBird Holdings Carry Vehicle LP. Gerald J. Cardinale is a limited partner of RedBird Series 2019 Holdings Carry Vehicle LP and the managing member of RedBird Capital Partners LLC. As a result of the aforementioned relationships, Mr. Cardinale and each of the foregoing entities may be deemed to share beneficial ownership of the Class A Ordinary Shares of which RedBall SponsorCo LP is the beneficial owner. Mr. Cardinale and each of the foregoing entities disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he or it may have therein, directly or indirectly, and the filing of the Schedule 13G on February 11, 2021 should not be construed as an admission that any of the foregoing is, for purposes of Section 13 of the Exchange Act, the beneficial owner of the Class A Ordinary Shares reported herein.

(4)
Beneficial ownership is based on ownership as set forth in the Schedule 13G/A filed by D. E. Shaw & Co., L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw on February 14, 2022. The address for the foregoing reporting persons is 1166 Avenue of the Americas, 9th Floor, New York, New York 10036.

(5)
Beneficial ownership is based on ownership as set forth in the Schedule 13G/A filed by Integrated Core Strategies (US) LLC, Riverview Group LLC, ICS Opportunities, Ltd., ICS Opportunities II LLC, Integrated Assets, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander on February 7, 2022. The address for the foregoing reporting persons is 399 Park Avenue, New York, New York 10022.

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
In connection with the Business Combination with SeatGeek, the forward purchase parties elected to not purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold if we consummate the Business Combination.
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
Related Party Loans
On June 10, 2020, the sponsor agreed to loan the company up to $300,000 to be used for the payment of costs related to the initial public offering pursuant to the Note. The Note is non-interest
bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the initial public offering. The company fully repaid the Note from the proceeds of the initial public offering not being placed in the trust account on August 17, 2020. On February 23, 2022, our sponsor funded a loan to us in principal amount of $400,000 and we issued the Promissory Note in like principal amount to the sponsor. The Promissory Note bears no interest and is due upon the earlier of (i) the date on which we consummate our initial business combination and (ii) August 17, 2022. The sponsor agreed to waive any right, title, interest or claim of any kind in or to any distribution from the trust account with respect to the Promissory Note.

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
Backstop Subscription Agreement
In addition, concurrently with the execution of the Business Combination Agreement, we entered into the Backstop Subscription Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, the sponsor has committed to purchase, following the Domestication and prior to the Closing, shares of New SeatGeek common stock, in a private placement for a purchase price of $10.00 per share, up to an aggregate of $65 million, to backstop certain redemptions by our
shareholders.
RedBird BD Payment
We engaged RedBird BD, an affiliate of the sponsor and RedBird, to act as our financial advisor in connection with the Business Combination. Pursuant to the engagement, RedBird BD arranged the Backstop Subscription and provided financial advisory, structuring and other services to us. We will pay RedBird BD $6.0 million for these services, which shall be earned and paid upon the consummation of the Business Combination. Therefore, RedBird, the sponsor and RedBird BD have financial interests in the consummation of the Business Combination in addition to the financial interest of the sponsor (with whom RedBird and RedBird BD are affiliated). RedBird BD’s engagement was not contemplated at the time of our initial public offering and therefore was not among the anticipated related party transactions disclosed in the prospectus for our initial public offering. The RedBird BD engagement and the related payment has been approved by our audit committee and our board of directors in accordance with our related persons transaction policy.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2021	For the Period from June 10, 2020 (inception) through December 31, 2020
Audit Fees(1)	$69,580	$79,310
Audit-Related Fees(2)	$19,000	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$88,580	$79,310

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

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from June 10, 2020 (inception) through December 31, 2020	F-3
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from June 10, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 10, 2020 (inception) through December 31, 2020	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
RedBall Acquisition Corp.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RedBall Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021, and the period from June 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and the period from June 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
February 25, 202
2
PCAOB ID Number 100

RedBall Acquisition Corp.
CONSOLIDATED
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$458,388	$1,601,324
Prepaid expenses	111,642	308,554

Total current assets	570,030	1,909,878
Cash and Investments held in Trust Account	575,487,805	575,282,641

Total Assets	$576,057,835	$577,192,519

Liabilities, Class A Ordinary Share s Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$4,570,260	$105,454
Accounts payable	1,225,309	726,316
Due to related party	447,271	284,646

Total current liabilities	6,242,840	1,116,416
Derivative warrant liabilities	52,473,450	65,511,660
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	78,841,290	86,753,076

Commitments and Contingencies

Class A ordinary share s ; 57,500,000 shares subject to possible redemption at $10.00 per share redemption value as of December 31, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(77,784,893)	(84,561,995)

Total shareholders’ deficit	(77,783,455)	(84,560,557)

Total Liabilities, Class A Ordinary share s Subject to Possible Redemption and Shareholders’ Deficit	$576,057,835	$577,192,519

The accompanying notes are an integral part of these
consolidated

financial statements.

REDBALL ACQUISITION CORP.
CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from June 10, 2020 (inception) through December 31, 2020

General and administrative expenses	$6,166,272	$1,218,472
Administrative expenses - related party	300,000	111,291

Loss from operations	(6,466,272)	(1,329,763)
Other income (expense):
Change in fair value of derivative warrant liabilities	13,038,210	(22,411,660)
Transaction costs - derivative warrant liabilities	—	(1,636,200)
Net gain (loss) from investments held in Trust Account	205,164	282,641

Total other income (expense)	13,243,374	(23,765,219)

Net income (loss)	$6,777,102	$(25,094,982)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	38,426,829

Basic and diluted net income (loss) per ordinary share, Class A	$0.09	$(0.48)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	13,753,049

Basic and diluted net income (loss) per ordinary share, Class B	$0.09	$(0.48)

The accompanying notes are an integral part of these
consolidated
financial statements.

REDBALL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)
Net income	—	—	—	—	—	6,777,102	6,777,102

Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(77,784,893)	$(77,783,455)

	For the Period from June 10, 2020 (inception) through December 31, 2020
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders ’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - June 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Accretion of Class A ordinary share s subject to possible redemption amount	—	—	—	—	(23,562)	(59,467,013)	(59,490,575)
Net loss	—	—	—	—	—	(25,094,982)	(25,094,982)

Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)

The accompanying notes are an integral part of these
consolidated

financial statements.

REDBALL ACQUISITION CORP.
CONSOLIDATED
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from June 10, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:

Net income (loss)	$6,777,102	$(25,094,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	—	37,791
Change in fair value of derivative warrant liabilities	(13,038,210)	22,411,660
Transaction costs - derivative warrant liabilities	—	1,636,200
Net gain from investments held in Trust Account	(205,164)	(282,641)
Changes in operating assets and liabilities:
Prepaid expenses	196,912	(308,554)
Accounts payable	498,993	726,316
Accrued expenses	4,464,806	20,454
Due to related party	162,625	284,646

Net cash used in operating activities	(1,142,936)	(569,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)

Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities :
Repayment of note payable to related party	—	(235,986)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	14,350,000
Offering costs paid	—	(11,943,580)

Net cash provided by financing activities	—	577,170,434

Net increase (decrease) in cash	(1,142,936)	1,601,324

Cash - beginning o f the period	1,601,324	—

Cash - end of the period	$458,388	$1,601,324

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid through note payable	$—	$198,195
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Deferred underwriting commissions	$—	$20,125,000
The accompanying notes are an integral part of these
consolidated
financial statements.

REDBALL ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
At December 31, 2021, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through December 31, 2021, relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a
b
usiness
c
ombination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The Company’s initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least

80
% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to the Company’s management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial
b
usiness
c
ombination. However, the Company will only complete a
b
usiness
c
ombination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act
1940
, as amended, or the Investment Company Act.
The Company will provide its holders of its ordinary shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a
b
usiness
c
ombination either (i) in connection with a shareholder meeting called to approve the
b
usiness
c
ombination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a
b
usiness
c
ombination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any

REDBALL ACQUISITION CORP.
NOTES TO
 CONSOLIDATED
FINANCIAL STATEMENTS

pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity.
Upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a
b
usiness
c
ombination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.
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
The Company’s Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a
b
usiness
c
ombination or to redeem 100% of its Public Shares if the Company does not complete a
b
usiness
c
ombination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a
b
usiness
c
ombination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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
 CONSOLIDATED
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
10.00
per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
per public share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $
10.00
per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
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

REDBALL ACQUISITION CORP.
NOTES TO
 CONSOLIDATED
FINANCIAL STATEMENTS

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

REDBALL ACQUISITION CORP.
NOTES TO
 CONSOLIDATED
FINANCIAL STATEMENTS

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
The accompanying consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.
Liquidity and Going Concern
The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed Business Combination with SeatGeek. As of December 31, 2021, the Company had a working capital deficit of $5.7 million. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements- Going Concern,” the Company has until August 17, 2022, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination with SeatGeek prior to August 17, 2022. The sponsor continues to have cash on hand that could be available for loans to the Company. The sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.
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

consolidated
financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

REDBALL ACQUISITION CORP.
NOTES TO

CONSOLIDATED
FINANCIAL STATEMENTS

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and the Black-Scholes model for the Private Placement Warrants. Beginning as of October 2020, the fair value of public warrants has been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and December 31, 2020, an aggregate of
 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated
balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

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
The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income (
loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period from June 10, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$5,421,682	$1,355,420	$(18,480,698)	$(6,614,284)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	38,426,829	13,753,049

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.48)	$(0.48)

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be
more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated
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
consolidated
financial statements.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

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
The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial
b
usiness
c
ombination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial
b
usiness
c
ombination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial
b
usiness
c
ombination, the Founder Shares will be released from the
lock-up.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,566,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $14.4 million.
Each whole Private Placement Warrant is exercisable for one whole ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a
b
usiness
c
ombination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial
b
usiness
c
ombination.
Related Party Loans
On June 10, 2020, the Sponsor agreed to loan the Company up to
$300,000
to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The Company borrowed approximately
$236,000
under the Note, and then fully repaid the Note on August 19, 2020. On February 23, 2022, the Sponsor funded an additional loan to the Company in the principal amount of $400,000 (see Note 10). A portion of the proceeds, together with cash on hand, was used to repay amounts owing to an affiliate of the Sponsor for advances made by the affiliate on the Company’s behalf in respect of operating expenses.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company complete a business combination, it would repay the Working Capital Loans out of the proceeds of the trust account released to it. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account, if any, to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to
$1.5
million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of
$1.50
per warrant. The warrants would be identical to the private placement warrants. The currently outstanding $400,000 Sponsor loan does not provide the Sponsor with this option. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Due to Related Party
During the year ended December 31, 2021, the Company’s Sponsor paid approximately $929,000 of expenses on behalf of the Company. During the period from June 10, 2020 (inception) through December 31, 2020, the Sponsor paid approximately $285,000 on behalf of the Company. As of December 31, 2021 and 2020, outstanding balance for such expenses were approximately $447,000 and $285,000
, respectively, included in due to related party in current liabilities, on the accompanying consolidated
balance sheets.
Executive Compensation
None of the Company’s officers or directors receive cash compensation for services rendered. However, under the terms of the Company’s agreement with Richard Scudamore for his service as a director, our successful consummation of a Business Combination would result in the Company becoming obliged to pay $
100,000
to him. This amount has not been reflected
on
the
accompanying consolidated
balance sheets as it is contingent upon the success of a Business Combination.
Administrative Support Agreement
The Company agreed to pay the Sponsor a total of $25,000 per month, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $300,000 and $111,000 of such fees in the year ended December 31, 2021 and for the period from June 10, 2020 (inception) through December 31, 2020, respectively, included as administrative fees—related party on the accompanying consolidated
statements of operations. As of December 31, 2021 and 2020, the Company had approximately
$125,000 and $50,000
for such fees, respectively, included in due to related party on the accompanying consolidated
balance sheets.
Backstop Subscription Agreement
On October 13, 2021, concurrently with the execution of the Merger Agreement the Sponsor entered into a backstop subscription agreement (the “Backstop Subscription Agreement”)

with the Company, pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, following the Domestication and prior to the Closing, shares of New SeatGeek Common Stock, in a private placement for a purchase price of $
10.00
per share, up to an aggregate of $
65
 million, to backstop certain redemptions by our shareholders.
Advisory Services
The Company has engaged RedBird BD, LLC (“RedBird BD”), an affiliate of Sponsor and RedBird Capital Partners LLC, to act as the Company’s financial advisor in connection with the Business Combination. Pursuant to the engagement, RedBird BD arranged the Backstop Subscription and provided financial advisory, structuring and other services to the Company. The Company will pay RedBird BD $6.0 million for these services, which shall be earned and paid upon the consummation of the Business Combination. Therefore, RedBird Capital Partners LLC, Sponsor and RedBird BD have financial interests in the consummation of the Business Combination in addition to the financial interest of Sponsor (with whom RedBird Capital Partners LLC and RedBird BD are affiliated). RedBird BD’s engagement was not contemplated at the time of the Company’s initial public offering and therefore was not among the anticipated related party transactions disclosed in the prospectus for the Company’s initial public offering. The
RedBird BD engagement and the related payment has been approved by the Company’s audit committee and the Company’s board of directors in accordance with the Company’s related persons transaction policy.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or approximately $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a
b
usiness
c
ombination, subject to the terms of the underwriting agreement.
Forward Purchase Agreements
The Company has entered into forward purchase agreements (the “Forward Purchase Agreements”), pursuant to which RedBird Series 2019, LP and RedBird Series 2019 GP
Co-Invest,
LP (each, a “Forward Purchase Party”), affiliates of the Sponsor, agreed to purchase an aggregate of $100.0 million of Class A ordinary shares (the “Forward Purchase Shares”) for $10.00 per share in private placements that will close simultaneously with the closing of the initial
b
usiness
c
ombination. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the
Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Shares may be used for expenses in connection with the initial
b
usiness
c
ombination or as part of the consideration to the sellers in the initial
b
usiness
c
ombination, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreements are subject to conditions, including each Forward Purchase Party giving the Company its written consent confirming its commitment to purchase the Forward Purchase Shares no later than five days after the Company notifies it of the board of directors’ intention to meet to consider entering into a definitive agreement for a proposed
b
usiness
c
ombination. Each Forward Purchase Party may grant or withhold this consent entirely within its sole discretion. Accordingly, if each Forward Purchase Party does not consent, it will not be obligated to purchase the Forward Purchase Shares. In addition, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that each Forward Purchase Party may purchase pursuant to the Forward Purchase Agreements. In connection with the Business Combination, the forward purchase parties elected not to purchase the forward purchase shares and therefore, no forward purchase shares will be issued and sold if we consummate the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the business combination and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contingent Fee Arrangements
The Company has entered into certain fee arrangements with various service providers and advisors in connection with its search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of December 31, 2021, have been deferred and were contingent upon the closing of a business combination and therefore not included as liabilities on the accompanying consolidated balance sheets.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a
b
usiness
c
ombination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial
b
usiness
c
ombination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial
b
usiness
c
ombination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a
b
usiness
c
ombination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The warrant has an exercise price of $11.50 per share and will expire five years after the completion of a
b
usiness
c
ombination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial
b
usiness
c
ombination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial
b
usiness
c
ombination on the date of the consummation of the initial
b
usiness
c
ombination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the initial
b
usiness
c
ombination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
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
The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a
b
usiness
c
ombination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, and 2020, there were 57,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the consolidated
balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	28,750,000
Offering costs allocated to Class A ordinary shares subject to possible redemption	30,740,575
Plus:
Accretion of carrying value to redemption value	(59,490,575)

Class A ordinary shares subject to possible redemption	$575,000,000

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares -
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity (See Note 7).
Class
 B Ordinary Shares -
The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2021 and 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.
Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

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
one-for-one
basis.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account Money Market Funds (1)	$575,487,805	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$23,812,670	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$28,660,780

	Fair Value Measured as of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury bills (2)	$575,282,641	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$43,508,330	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$22,003,330

(1)	Includes $654 in cash
(2)	Includes $667 in cash
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels in the year ended December 31, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities and U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Company utilizes a Black-Scholes model to estimate the fair value of the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

REDBALL ACQUISITION CORP.
NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS

For the year ended December 31, 2021, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $13.0 million, resulting from a decrease in the fair value of the derivative warrant liabilities, as presented on the accompanying consolidated
statements of operations.
For the period from June 10, 2020 (inception) through December 31, 2020, the Company recognized a charge to the consolidated
statement of operations resulting from a decrease in the fair value of liabilities of approximately $
22.4
 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs, for the year ended December 31, 2021, and the period from June 10, 2020 (inception) through December 31, 2020, is summarized as follows:

Derivative warrant liabilities at June 10, 2020 (inception)	$—
Issuance of Public and Private Warrants - Level 3	43,100,000
Change in fair value of derivative warrant liabilities	7,270,000
Transfers of Public Warrants to Level 1 measurement	(28,366,670)

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	6,657,450

Derivative warrant liabilities - Level 3, at December 31, 2021	$28,660,780

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	As of December 31, 2021	As of December 31, 2020

Volatility	17.6%	10% -25.5%
Stock price	$ 9.92	$ 10.89
Time to M&A	0.25	1
Risk-free rate	1.28%	0.48%
Dividend yield	0.0%	0.0%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. In determining the expected volatility, the Company derived the expected volatility from observable public warrant pricing on comparable ‘blank-check’ companies.
NOTE 10. SUBSEQUENT EVENTS
As described in Note 4, above, on
February 23, 2022, the Sponsor funded a loan to the Company in principal amount of $400,000 and the Company issued a promissory note (the “Promissory Note”) in like principal amount to the Sponsor. The Promissory Note bears no interest and is due upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) August 17, 2022. The Sponsor agreed to waive any right, title, interest or claim of any kind in or to any distribution from the trust account with respect to the Promissory Note.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Other than as described herein, including in Note 4, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Exhibit Number	Description

2.1
Business Combination Agreement, dated as of October 13, 2021, by and among the Company, SeatGeek, Inc., Showstop Merger Sub I Inc. and Showstop Merger Sub II LLC (Incorporated by reference to the corresponding exhibit to the Company’ Current Report on Form 8-K (File No. 001-39440), filed with the SEC on October 13, 2021).

2.2
First Amendment to Business Combination Agreement and Plan of Reorganization, dated as of December 12, 2021, by and among the Company, SeatGeek, Inc., Showstop Merger Sub I Inc. and Showstop Merger Sub II LLC (Incorporated by reference to the corresponding exhibit to the Company’ Current Report on Form 8-K (File No. 001-39440), filed with the SEC on December 13, 2021).

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

10.12*	Promissory Note issued to RedBall SponsorCo LP (dated February 23, 2022).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32. 2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 25, 2022

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

Name	Title	Date

/s/ Gerald Cardinale	Co-Chairman	February 25, 2022
Gerald Cardinale

/s/ Billy Beane	Co-Chairman	February 25, 2022
Billy Beane

/s/ Alec Scheiner	Chief Executive Officer	February 25, 2022
Alec Scheiner	(Principal Executive Officer)

/s/ David Grochow	Chief Financial Officer	February 25, 2022
David Grochow	(Principal Financial and Accounting Officer)

/s/ Volkert Doeksen	Director	February 25, 2022
Volkert Doeksen

/s/ Deborah A. Farrington	Director	February 25, 2022
Deborah A. Farrington

/s/ Richard C. Scudamore	Director	February 25, 2022
Richard C. Scudamore

/s/ Richard H. Thaler	Director	February 25, 2022
Richard H. Thaler

/s/ Lewis N. Wolff	Director	February 25, 2022
Lewis N. Wolff