Form 10-Q
period 2022-03-31
RedBall Acquisition Corp.
filed 2022-05-13
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of May
13
, 2022, there were 57,500,000 Class A ordinary shares, par value $0.0001, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

REDBALL ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REDBALL ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$238,140	$458,388
Prepaid expenses	77,268	111,642

Total current assets	315,408	570,030
Cash and Investments held in Trust Account	575,535,954	575,487,805

Total Assets	$575,851,362	$576,057,835

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$6,712,199	$4,570,260
Accounts payable	1,207,940	1,225,309
Due to related party	124,215	447,271
Note payable - related party	400,000	—

Total current liabilities	8,444,354	6,242,840
Derivative warrant liabilities	44,341,140	52,473,450
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	72,910,494	78,841,290

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; 57,500,000 shares subject to possible redemption at $10.00 value as of March 31, 2022 and December 31, 2021	575,000,000	575,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(72,060,570)	(77,784,893)

Total shareholders’ deficit	(72,059,132)	(77,783,455)

Total Liabilities, Class A Ordinary shares Subject to Possible Redemption and Shareholders’ Deficit	$575,851,362	$576,057,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$2,381,136	$497,751
Administrative expenses - related party	75,000	75,000

Loss from operations	(2,456,136)	(572,751)

Other income:
Change in fair value of derivative warrant liabilities	8,132,310	25,955,990
Net gain from investments held in Trust Account	48,149	83,961

Total other income	8,180,459	26,039,951

Net income	$5,724,323	$25,467,200

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000

Basic and diluted net income per ordinary share, Class A	$0.08	$0.35

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000

Basic and diluted net income per ordinary share, Class B	$0.08	$0.35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDBALL ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	14,375,000	$1,438	$—	$(77,784,893)	$(77,783,455)
Net incom e	—	—	—	5,724,323	5,724,323

Balance - March 31, 2022 (unaudited)	14,375,000	$1,438	$—	$(72,060,570)	$(72,059,132)

	For the Three Months Ended March 31, 2021
			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)
Net incom e	—	—	—	25,467,200	25,467,200

Balance - March 31, 2021 (unaudited)	14,375,000	$1,438	$—	$(59,094,795)	$(59,093,357)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,724,323	$25,467,200
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,132,310)	(25,955,990)
Net gain from investments held in Trust Account	(48,149)	(83,961)
Changes in operating assets and liabilities:
Prepaid expenses	34,374	42,953
Accounts payable	(17,369)	(3,028)
Accrued expenses	2,141,939	295,354
Due to related party	(323,056)	(92,666)

Net cash used in operating activities	(620,248)	(330,138)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	400,000	—

Net cash provided by financing activities	400,000	—

Net decrease in cash	(220,248)	(330,138)

Cash - beginning of the period	458,388	1,601,324

Cash - end of the period	$238,140	$1,271,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
RedBall Acquisition Corp. (the “Company”, or “RedBall”) is a blank check company incorporated in the Cayman Islands on June 10, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not yet identified (“business combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a business combination, the Company intends to focus on businesses in the sports, media and data analytics sectors, with a focus on professional sports franchises. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).
At March 31, 2022, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through March 31, 2022, relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating
interest income from the investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its holders of its ordinary shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).
In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a business combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a business combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor.
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
The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a business combination or to redeem 100% of its Public Shares if the Company does not complete a business combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a business combination by August 17, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On October 13, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), which was later amended on March 28, 2022, with Showstop Merger Sub I Inc. a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”), as fully disclosed in a Current Report on Form
8-Ks
filed with the SEC on March 30, 2022 and October 13, 2021.
The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”) are subject to the satisfaction or waiver of certain customary closing conditions. On May
10
, 2022, the SEC declared effective the registration statement containing the definitive proxy statement/prospectus relating to the Business Combination. The Company has scheduled the shareholder meeting at which shareholders are being asked to approve the Business Combination and other related matters for June
1
, 2022. Assuming that the shareholders approve the Business Combination and related matters and that all other conditions to the closing of the Business Combination are satisfied or waived, it is expected that the closing of the Business Combination will occur in early June.
1
Going Concern Consideration
The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed Business Combination with SeatGeek. As of March 31, 2022, the Company had approximately $238,000 in cash held outside Trust Account and a working capital deficit of $
8.1
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

1	Specific dates are current estimates and are subject to update to reflect actual timing of the effective date.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management intends to complete the proposed Business Combination with SeatGeek prior to August 17, 2022. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17,
2022
.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the business combination and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The accompanying condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All intercompany accounts and transactions are eliminated in consolidation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on February 25, 2022 (the “2021 Form
10-K”).
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments. See Note 9 for the fair value of the warrant liabilities.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The fair value of the Public Warrants, exercise of the over-allotment option and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model and the Black-Scholes model. Beginning as of October 2020, the fair value of Public Warrants had been measured based on the listed market price of such warrants. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, an aggregate of 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares.
Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The Company did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 28,733,334 shares of ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per shares as the redemption value approximates fair value.
The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,579,458	$1,144,865	$20,373,760	$5,093,440

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.35	$0.35

Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial business combination, the Founder Shares will be released from the lock-up.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial business combination.
Related Party Loans
On June 10, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “First Note”). The First Note was non-interest
bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The Company borrowed approximately $236,000 under the First Note, and then fully repaid the Note on August 19, 2020.
On February 23, 2022, the Sponsor funded a loan to the Company in the principal amount of $400,000 and the Company issued a promissory note (the “Second Note”) in like principal amount to the Sponsor. The Second Note bears no interest and is due upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) August 17, 2022. The Sponsor agreed to waive any right, title, interest or claim of any kind in or to any distribution from the Trust Account with respect to the Second Note.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). If the Company completes a business combination, it would repay the Working Capital Loans out of the proceeds of the trust account released to it. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account, if any, to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. The currently outstanding $400,000 Sponsor loan does not provide the Sponsor with this option. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there is no outstanding Working Capital Loan.
Due to Related Party
In addition to providing funds to the Company, the Sponsor also paid for expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, outstanding balance for such advances were approximately $124,000 and $447,000, respectively, included in due to related party in current liabilities, on the accompanying condensed consolidated balance sheets.
Executive Compensation
None of the Company’s officers or directors receive cash compensation for services rendered. However, under the terms of the Company’s agreement with Richard Scudamore for his service as a director, the Company will pay $100,000 to
Mr. Scudamore upon the completion of the business combination. This amount has not been reflected in the accompanying condensed consolidated balance sheets as it is contingent upon the success of a business combination.
Administrative Support Agreement
On August 12, 2020, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000 of such fees in the three months ended March 31, 2022 and 2021, included as administrative fees-related party on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had an outstanding unpaid balance of $50,000 and $125,000 in connection with such fees, respectively, included within the due to related party on the accompanying condensed consolidated balance sheets included as Item 1 to this Quarterly Report on Form 10-Q.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
LP (each, a “Forward Purchase Party”), affiliates of the Sponsor, agreed to purchase an aggregate of $100.0 million of Class A ordinary shares (the “Forward Purchase Shares”) for $10.00 per share in private placements that will close simultaneously with the closing of the initial Business Combination. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Shares may be used for expenses in connection with the initial Business Combination or as part of the consideration to the sellers in the initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreements are subject to conditions, including each Forward Purchase Party giving the Company its written consent confirming its commitment to purchase the Forward Purchase Shares no later than five days after the Company notifies it of the board of directors’ intention to meet to consider entering into a definitive agreement for a proposed Business Combination. Each Forward Purchase Party may grant or withhold this consent entirely within its sole discretion. Accordingly, if each Forward Purchase Party does not consent, it will not be obligated to purchase the Forward Purchase Shares. In addition, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that each Forward Purchase Party may purchase pursuant to the Forward Purchase Agreements. In connection with the Business Combination, the Forward Purchase Parties elected not to purchase the Forward Purchase Shares and therefore, no Forward Purchase Shares will be issued and sold if the Company consummates the Business Combination.
Contingent Fee Arrangements
The Company has entered into certain fee arrangements with various service providers and advisors in connection with its search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of March 31, 2022 and December 31, 2021, have been deferred and were contingent upon the closing of a business combination and therefore not included as liabilities on the accompanying condensed consolidated balance sheets. There can be no assurances that the Company will complete a business combination.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.
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

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares -
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity (See Note 7).
Class
 B Ordinary Shares -
The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
basis.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account Money Market Funds (1)	$575,535,954	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$16,291,670	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$28,049,470

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account Money Market Funds (1)	$575,487,805	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$23,812,670	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$28,660,780

(1)

Includes $654 in cash
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels in the three months ended March 31, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities and U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended March 31, 2022 and 2021, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $8.1 million and $26.0 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities, as presented on the accompanying condensed consolidated statements of operations.
The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs March 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at December 31, 2021	$28,660,780
Change in fair value of derivative warrant liabilities	(611,310)

Derivative warrant liabilities - Level 3, at March 31, 2022	$28,049,470

Derivative warrant liabilities - Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	(8,514,330)

Derivative warrant liabilities - Level 3, at March 31, 2021	$13,489,000

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	10.60%	17.6%
Stock price	$9.93	$9.92
Time to M&A	0.17	0.25
Risk-free rate	2.42%	1.28%
Dividend yield	0.0%	0.0%
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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements that have not previously been disclosed within the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “we”, “us”, “our” or the “Company” are to RedBall Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.
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
Our sponsor is RedBall SponsorCo LP, a Cayman Islands exempted limited partnership. Our registration statement for the initial public offering became effective on August 12, 2020. On August 17, 2020, we consummated the initial public offering of 57,500,000 units at a price of $10.00 per unit, including 7,500,000 units issued pursuant to the exercise in full of the underwriters’ exercise of their over-allotment option, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions.
Simultaneously with the closing of the initial public offering, we consummated the private placement of 9,566,667 private placement warrants at a price of $1.50 per private placement warrant with our Sponsor, generating gross proceeds of approximately $14.4 million.
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
Proposed Business Combination
On October 13, 2021, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), which was later amended on March 28, 2022, with Showstop Merger Sub I Inc. a Delaware corporation and a wholly-owned subsidiary of our company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of our company (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”), as fully disclosed in a Current Report on Form
8-Ks
filed with the SEC on March 30, 2022 and October 13, 2021.
The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”) are subject to the satisfaction or waiver of certain customary closing conditions. On May 10, 2022, the SEC declared effective the registration statement containing the definitive proxy statement/prospectus relating to the Business Combination. We have scheduled the shareholder meeting at which shareholders are being asked to approve the Business Combination and other related matters for June 1, 2022. Assuming that the shareholders approve the Business Combination and related matters and that all other conditions to the closing of the Business Combination are satisfied or waived, it is expected that the closing of the Business Combination will occur in early June.
2
Going Concern Consideration
We incurred and expect to incur additional significant costs in pursuit of our financing and acquisition plans, including the proposed Business Combination with SeatGeek. As of March 31, 2022, we had approximately $238,000 in cash held outside Trust Account and a working capital deficit of $8.1 million. All remaining cash and securities were held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements- Going Concern,” we have until August 17, 2022, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time, and if a business combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company. Our management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.
Our management intends to complete the proposed Business Combination with SeatGeek prior to August 17, 2022. Our Sponsor continues to have cash on hand that could be available for loans to us, but our Sponsor has no obligation to provide further funding to us. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022.
Risks and Uncertainties
Our management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, close of the business combination and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2	Specific dates are current estimates and are subject to update to reflect actual timing of the effective date.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed consolidated financial statements.
Results of Operations
Our entire activity from June 10, 2020 (inception) through March 31, 2022, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating
interest income from the investments held in the Trust Account.
For the three months ended March 31, 2022, we had net income of approximately $5.7 million, which consisted of a gain of approximately $8.1 million from the change in fair value of derivative warrant liabilities and approximately $48,000 net gain on investments held in Trust Account, which were partially offset by approximately $2.4 million in general and administrative expenses, and $75,000 of related party administrative fees.
For the three months ended March 31, 2021, we had net income of approximately $25.5 million, which consisted of an approximately $26.0 million gain from the change in fair value of derivative warrant liabilities, an approximately $84,000 net gain on investments held in Trust Account, which were partially offset by approximately $0.5 million in general and administrative expenses, and approximately $75,000 of related party administrative fees.
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
The initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) the date on which the company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial business combination, the founder shares will be released from the lock-up.
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

On February 23, 2022, our Sponsor funded a loan to us in the principal amount of $400,000 and the Company issued a promissory note (the “Second Note”) in like principal amount to our Sponsor. The Second Note bears no interest and is due upon the earlier of (i) the date on which we consummate the initial Business Combination and (ii) August 17, 2022. Our Sponsor agreed to waive any right, title, interest or claim of any kind in or to any distribution from the Trust Account with respect to the Second Note. A portion of the proceeds, together with cash on hand, was used to repay amounts owing to an affiliate of our Sponsor for advances made by the affiliate on our behalf in respect of operating expenses.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account, if any, to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. The currently outstanding $400,000 Sponsor loan does not provide the Sponsor with this option. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Due to Related Party
In addition to providing funds to us, our Sponsor also paid for expenses on behalf of us. As of March 31, 2022 and December 31, 2021, outstanding balance for such advances were approximately $124,000 and $447,000, respectively, included in due to related party in current liabilities, on the accompanying condensed consolidated balance sheets.
Executive Compensation
None of our officers or directors receive cash compensation for services rendered. However, under the terms of our agreement with Richard Scudamore for his service as a director, we will pay $100,000 to Mr. Scudamore upon the completion of the business combination. This amount was not reflected in the accompanying condensed consolidated balance sheets as it was contingent upon the success of a business combination. As of March 31, 2022, the completion of the business combination was considered as not probable.
Administrative Support Agreement
On August 12, 2020, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $75,000 of such fees in the three months ended March 31, 2022 and 2021, included as administrative fees-related party on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, we had an outstanding unpaid balance of $50,000 and $125,000 in connection with such fees, respectively, included within the due to related party on the accompanying condensed consolidated balance sheets included as Item 1 to this Quarterly Report on Form 10-Q.
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
Contingent Fee Arrangements
We have entered into certain fee arrangements with various service providers and advisors in connection with our search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of March 31, 2022 and December 31, 2021 have been deferred and were contingent upon the closing of a business combination and therefore are not included as liabilities on the accompanying condensed consolidated balance sheets. There can be no assurances that we will complete the business combination.

Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain/(loss) from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed consolidated balance sheets.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15(e)
under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of August 17, 2020, its financial statements for the period ended December 31, 2020 and its interim condensed consolidated financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.
During the fiscal quarter ended March 31, 2022, our management concluded that our controls around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company were not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity. This resulted in the need to restate our balance sheet as of August 6, 2020, our annual financial statements for the period ended December 31, 2020 and our interim condensed consolidated financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. These statements were restated within the Form
10-K/A
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
Item 1A of Part 1 of our 2021 Form
10-K
includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2021 Form
10-K.
The information below updates and should be read in conjunction with the risk factors in our 2021 Form
10-K.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

REDBALL ACQUISITION CORP.

Date: May 13, 2022		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)