Form 10-Q
period 2022-06-30
RedBall Acquisition Corp.
filed 2022-08-12
CIK 1815184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Rule 12b-2 of
the Exchange Act):    Yes  ☒    No  ☐
As of A
ugust 12, 20
22, there were 57,500,000 Class A ordinary shares, par value $0.0001, and 14,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
As discussed in this Quarterly Report on Form
10-Q,
RedBall Acquisition Corp. (the “Company”) filed a Current Report on Form
8-K
on August 1, 2022 (the “August Form
8-K”)
announcing that, as the Company will not consummate an initial business combination by August 17, 2022, the Company will redeem all of its outstanding ordinary shares that were included in the units issued in its initial public offering (the “Public Shares”), effective as of the close of business on August 17, 2022. Following the redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, it will dissolve and liquidate. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.
The redemption of the Public Shares and subsequent dissolution of the Company are discussed in this report. This report also contains historical disclosure discussing the Company’s pursuit of and potential consummation of an initial business combination. The description of the upcoming redemption of the Public Shares and subsequent dissolution of the Company as set forth in the August Form
8-K
and this report supersede the historical disclosure regarding the Company’s efforts to pursue an initial business combination.

REDBALL ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REDBALL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$238,140	$458,388
Prepaid expenses	85,393	111,642

Total current assets	323,533	570,030
Cash and investments held in Trust Account	576,162,659	575,487,805

Total Assets	$576,486,192	$576,057,835

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$9,553,925	$4,570,260
Accounts payable	3,590,908	1,225,309
Due to related party	312,425	447,271
Note payable—related party	400,000	—

Total current liabilities	13,857,258	6,242,840
Derivative warrant liabilities	982,630	52,473,450
Deferred underwriting commissions	20,125,000	20,125,000

Total liabilities	34,964,888	78,841,290
Commitments and Contingencies
Class A ordinary shares; 57,500,000 shares subject to possible redemption at redemption value of $10.02 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	576,062,659	575,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(34,542,793)	(77,784,893)

Total shareholders’ deficit	(34,541,355)	(77,783,455)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$576,486,192	$576,057,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$5,329,779	$451,664	$7,710,915	$949,415
Administrative expenses—related party	75,000	75,000	150,000	150,000

Loss from operations	(5,404,779)	(526,664)	(7,860,915)	(1,099,415)
Other income:
Change in fair value of derivative warrant liabilities	43,358,510	8,428,000	51,490,820	34,383,990
Net gain (loss) from investments held in Trust Account	626,705	(7,749)	674,854	76,212

Total other income	43,985,215	8,420,251	52,165,674	34,460,202

Net income	$38,580,436	$7,893,587	$44,304,759	$33,360,787

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	57,500,000	57,500,000	57,500,000	57,500,000

Basic and diluted net income per redeemable ordinary share, Class A	$0.54	$0.11	$0.62	$0.46

Basic and diluted weighted average shares outstanding of non-redeemable Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000

Basic and diluted net income per non-redeemable ordinary share, Class B	$0.54	$0.11	$0.62	$0.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B Ordinary Shares
	Shares	Amount
Balance - December 31, 2021	14,375,000	$1,438	$—	$(77,784,893)	$(77,783,455)
Net income	—	—	—	5,724,323	5,724,323

Balance - March 31, 2022 (unaudited)	14,375,000	$1,438	$—	$(72,060,570)	$(72,059,132)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(1,062,659)	(1,062,659)
Net income	—	—	—	38,580,436	38,580,436

Balance - June 30, 2022 (unaudited)	14,375,000	$1,438	$—	$(34,542,793)	$(34,541,355)

	For the Three and Six Months Ended June 30, 2021
			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B Ordinary Shares
	Shares	Amount
Balance - December 31, 2020	14,375,000	$1,438	$—	$(84,561,995)	$(84,560,557)
Net income	—	—	—	25,467,200	25,467,200

Balance - March 31, 2021 (Unaudited)	14,375,000	$1,438	$—	$(59,094,795)	$(59,093,357)
Net income	—	—	—	7,893,587	7,893,587

Balance - June 30, 2021 (Unaudited)	14,375,000	$1,438	$—	$(51,201,208)	$(51,199,770)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REDBALL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$44,304,759	$33,360,787
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(51,490,820)	(34,383,990)
Net gain from investments held in Trust Account	(674,854)	(76,212)
Changes in operating assets and liabilities:
Prepaid expenses	26,249	79,828
Accounts payable	2,365,599	203,585
Accrued expenses	4,983,665	345,979
Due to related party	(134,846)	139,885

Net cash used in operating activities	(620,248)	(330,138)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	400,000	—

Net cash provided by financing activities	400,000	—

Net decrease in cash	(220,248)	(330,138)
Cash - beginning of the period	458,388	1,601,324

Cash - end of the period	$238,140	$1,271,186

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
At June 30, 2022, the Company had not yet commenced operations. All activity for the period from June 10, 2020 (inception) through June 30, 2022, relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating interest
income from the investments held in the Trust Account (as defined below).
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
If the Company is unable to complete a business combination by August 17, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Company will not complete an initial business combination by August 17, 2022 and so it will liquidate and subsequently dissolve in accordance with the provisions of its amended and restated articles of association and will redeem all Public Shares, at a per-share
redemption price of approximate
l
y $10.02
.

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
The Company will not complete an initial business combination by August 17, 2022 and so it will liquidate and subsequently dissolve in accordance with the provisions of its ame
n
ded and restated articles of association and will redeem all Public Shares, at a per-share
redemption price of approximately $10.02
.
Termination of Business Combination Agreement
On October 13, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (as amended by that First Amendment to the Business Combination Agreement and Plan of Reorganization, dated December 12, 2021 and that Second Amendment to the Business Combination Agreement and Plan of Reorganization, dated March 28, 2022) (the “Business Combination Agreement”), with Showstop Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of RedBall (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”).
On May 31, 2022, RedBall, Merger Sub One, Merger Sub Two, RedBall SponsorCo LP, a Cayman Islands exempted limited partnership, and SeatGeek entered into a Termination and Release Agreement (the “Termination and Release Agreement”) pursuant to which, among other things, the Company and SeatGeek mutually terminated the Business Combination Agreement, as disclosed in a Current Report on
Form 8-K filed
with the SEC on
June 1
, 2022.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration
The Company incurred additional significant costs in pursuit of its financing and acquisition plans, including the proposed Business Combination with SeatGeek. As of June 30, 2022, the Company had approximately $238,000 in cash held outside Trust Account and a working capital deficit of $13.5 million.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements- Going Concern,” the Company has until August 17, 2022, to consummate an initial business combination. An initial business combination will not be consummated by August 17, 2022, so there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to
Form 10-Q and
Article 8 of
Regulation S-X and
pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values primarily due to the short-term nature of the instruments. See Note 9 for the fair value of the warrant liabilities.
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
the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The fair value of the Public Warrants, exercise of the over-allotment option and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model and the Black-Scholes model. Beginning as of October 2020, the fair value of Public Warrants had been measured based on the listed market price of such warrants. The determination of the fair value of the derivative warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, an aggregate of 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
The following tables reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$30,864,349	$7,716,087	$6,314,870	$1,578,717
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.54	$0.54	$0.11	$0.11

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$35,443,807	$8,860,952	$26,688,630	$6,672,157
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.62	$0.62	$0.46	$0.46

Income Taxes
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Each whole Private Placement Warrant is exercisable for one whole ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The Company will not complete a business combination within the Combination Period, so the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and
exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (“Working Capital Loans”). Any such loans will be repaid only out of funds held outside the trust account. As of June 30, 2022 and December 31, 2021, there is no outstanding Working Capital Loan.
Due to Related Party
In addition to providing funds to the Company, the Sponsor also paid for expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, outstanding balance for such advances were approximately $312,000 and $447,000, respectively, included in due to related party in current liabilities, on the accompanying condensed balance sheets.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Executive Compensation
None of the Company’s officers or directors receive cash compensation for services rendered. However, under the terms of the Company’s agreement with Richard Scudamore for his service as a director, the Company will pay $100,000 to Mr. Scudamore upon the completion of a business combination. This amount has not been reflected in the accompanying condensed balance sheets as it is contingent upon the success of a business combination. A business combination will not be consummated by the August 17, 2022 deadline.
Administrative Support Agreement
On August 12, 2020, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $75,000 and $150,000 of such fees in the three and six months ended June 30, 2022 and 2021, respectively, included as administrative fees-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had an outstanding unpaid balance of $150,000 and $125,000 in connection with such fees, respectively, included within the due to related party on the accompanying condensed balance sheets included as Item 1 to this Quarterly Report on Form
10-Q.
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or approximately $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. Because the Company will not consummate a business combination within 24 months from the closing of the initial public offering, (i) the underwriters forfeit any rights or claims to the deferred underwriting commission and (ii) the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation.
Forward Purchase Agreements
The Company has entered into forward purchase agreements (the “Forward Purchase Agreements”), pursuant to which RedBird Series 2019, LP and RedBird Series 2019
GP Co-Invest, LP
(each, a “Forward Purchase Party”), affiliates of the Sponsor, agreed to purchase an aggregate of $100.0 million of Class A ordinary shares (the “Forward Purchase Shares”) for $10.00 per share in private placements that will close simultaneously with the closing of an initial business combination. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Shares may be used for expenses in connection with the initial business combination or as part of the consideration to the sellers in the initial business combination, and any excess funds may be used for the working capital needs of the post-transaction company. The Forward Purchase Agreements are subject to conditions, including each Forward Purchase Party giving the Company its written consent confirming its commitment to purchase the Forward Purchase Shares no later than five days after the Company notifies it of the board of directors’ intention to meet to consider entering into a definitive agreement for a proposed business combination. Each Forward Purchase Party may grant or withhold this consent entirely within its sole discretion. Accordingly, if each Forward Purchase Party does not consent, it will not be obligated to purchase the Forward Purchase Shares. In addition, the Company has the right, in its sole discretion, to reduce the amount of Forward Purchase Shares that each Forward Purchase Party may purchase pursuant to the Forward Purchase Agreements.

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fee Arrangements
The Company has entered into certain fee arrangements with various service providers and advisors in connection with its search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of June 30, 2022 and December 31, 2021, have been deferred and were contingent upon the closing of a business combination and therefore not included as liabilities on the accompanying condensed balance sheets.
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company had 19,166,667 and 9,566,667 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a business combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(28,750,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(30,740,575)
Plus:
Accretion of carrying value to redemption value	59,490,575

Class A ordinary shares subject to possible redemption—December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	1,062,659

Class A ordinary shares subject to possible redemption—June 30, 2022	$576,062,659

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
 - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no
 preference shares issued or outstanding.
Class
 A Ordinary Shares -
 The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption, and therefore classified outside of permanent equity (See Note 7).
Class
 B Ordinary Shares -
 The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account— U.S. Treasury Securities (1)	$576,162,659	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$630,580	$—	$—
Derivative warrant liabilities—Private warrants	$—	$—	$352,050

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account Money Market Funds (1)	$575,487,805	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$23,812,670	$—	$—
Derivative warrant liabilities—Private warrants	$—	$—	$28,660,780

(1)	Includes $3,563 and $654 in cash as of June 30, 2022 and December 31, 2021, respectively.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, as the Public Warrants were separately listed and traded in October 2020. There were no transfers between levels in the three and six months ended June 30, 2022 and 2021.
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
For the three and six months ended June 30, 2022, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $43.4 million and approximately $51.5 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities, as presented on the accompanying condensed statements of operations. For the three and six months ended June 30, 2021, the Company recognized income from the change in the fair value of derivative warrant liabilities of approximately $8.4 million and approximately $34.4 million, respectively, resulting from a decrease in the fair value of the derivative warrant liabilities, as presented on the accompanying condensed statements of operations.
The change in the fair value of the derivative warrant liabilities, measured using level 3 inputs June 30, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities—Level 3, at December 31, 2021	$28,660,780
Change in fair value of derivative warrant liabilities	(611,310)

Derivative warrant liabilities—Level 3, at March 31, 2022	28,049,470
Change in fair value of derivative warrant liabilities	(27,697,420)

Derivative warrant liabilities—Level 3, at June 30, 2022	$352,050

Derivative warrant liabilities—Level 3, at December 31, 2020	$22,003,330
Change in fair value of derivative warrant liabilities	(8,514,330)

Derivative warrant liabilities—Level 3, at March 31, 2021	$13,489,000
Change in fair value of derivative warrant liabilities	(3,061,330)

Derivative warrant liabilities—Level 3, at June 30, 2021	$10,427,670

REDBALL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Placement Warrants at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	2.0%	17.6%
Stock price	$9.96	$9.92
Time to M&A	0.13	0.25
Risk-free rate	1.41%	1.28%
Dividend yield	0.0%	0.0%
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
NOTE 10. SUBSEQUENT E
VENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.
Expiratio
n of Combination Period without Consummation of an Initial Business Combination
The Amended and Restated Memorandum and Articles of Association and the prospectus that the Company filed in connection with its Initial Public Offering provided that the Company had 24 months after the closing of its Initial Public Offering, or until August 17, 2022, to complete an initial business combination. The Company will not consummate an initial business combination by the August 17, 2022 deadline and as a result, the Company will redeem 100% of the Company’s Public Shares included in the Units sold in its Initial Public Offering in accordance with the Amended and Restated Memorandum and Articles of Association, which will completely extinguish Public Shareholders’ rights in the Company.
There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.
Deferred Underwriting Commission
In accordance with the terms of the Underwriting Agreement entered into in connection with the Initial Public Offering, because the Company will not consummate an initial business combination within twenty-four months from the closing of the Initial Public Offering, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. In connection with such liquidation, the Underwriters forfeit any rights or claims to the deferred underwriting commission.
Promissory Note
In addition, in accordance with the terms of the Second Note, the unpaid principal is due upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) August 17, 2022. The Company and the Sponsor are currently evaluating the treatment of the Second Note.

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
If we are unable to complete a business combination within the completion window, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We will be unable to complete an initial business combination by August 17, 2022 and so we will liquidate and subsequently dissolve in accordance with the provisions of our amended and restated articles of association and will redeem all Public Shares, at a per-share
redemption price of approximately $10.02.
Termination of Business Combination Agreement
On October 13, 2021, we entered into a Business Combination Agreement and Plan of Reorganization (as amended by that First Amendment to the Business Combination Agreement and Plan of Reorganization, dated December 12, 2021 and that Second Amendment to the Business Combination Agreement and Plan of Reorganization, dated March 28, 2022) (the “Business Combination Agreement”), with Showstop Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of RedBall (“Merger Sub One”), Showstop Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of RedBall (“Merger Sub Two”), and SeatGeek, Inc., a Delaware corporation (“SeatGeek”).
On May 31, 2022, RedBall, Merger Sub One, Merger Sub Two, RedBall SponsorCo LP, a Cayman Islands exempted limited partnership, and SeatGeek entered into a Termination and Release Agreement (the “Termination and Release Agreement”) pursuant to which, among other things, RedBall and SeatGeek mutually terminated the Business Combination Agreement, as disclosed in a Current Report on
Form 8-K filed
with the SEC on June 1, 2022.
Recent Developments
Expiration of Combination Period without Consummation of an Initial Business Combination
Our Amended and Restated Memorandum and Articles of Association and the prospectus that we filed in connection with our Initial Public Offering provided that we had 24 months after the closing of our Initial Public Offering, or until August 17, 2022, to complete an initial business combination. We will not consummate an initial business combination by the August 17, 2022 deadline and as a result, we will redeem 100% of our Public Shares included in the Units sold in our Initial Public Offering in accordance with the Amended and Restated Memorandum and Articles of Association, which will completely extinguish our Public Shareholders’ rights in the Company.
There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.
Deferred Underwriting Commission
In accordance with the terms of the Underwriting Agreement entered into in connection with the Initial Public Offering, because we will not consummate an initial business combination within twenty-four months from the closing of the initial public offering, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation. In connection with such liquidation, the Underwriters forfeit any rights or claims to the deferred underwriting commission.

Promissory Note
In addition, in accordance with the terms of the Second Note, the unpaid principal is due upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) August 17, 2022. We and the Sponsor are currently evaluating the treatment of the Second Note.
Going Concern Consideration
We incurred significant costs in pursuit of our financing and acquisition plans, including the proposed Business Combination with SeatGeek. As of June 30, 2022, we had approximately $238,000 in cash held outside Trust Account and a working capital deficit of $13.5 million. All remaining cash and securities were held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use.
In connection with our assessment of going concern considerations in accordance with FASB ASC
Topic 205-40, “Presentation
of Financial Statements- Going Concern,” we have until August 17, 2022, to consummate an initial business combination. An initial business combination will not be consummated by August 17, 2022, so there will be a mandatory liquidation and subsequent dissolution of our company. Our management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the unaudited condensed financial statements.
Results of Operations
Our entire activity from June 10, 2020 (inception) through June 30, 2022, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating
interest income from the investments held in the Trust Account. We will be unable to complete an initial business combination by August 17, 2022 and so we will liquidate and subsequently dissolve in accordance with the provisions of our amended and restated articles of association and will redeem all Public Shares, at a per-share
redemption price of approximately $10.02.
For the three months ended June 30, 2022, we had net income of approximately $38.6 million, which consisted of a gain of approximately $43.4 million from the change in fair value of derivative warrant liabilities and approximately $627,000 net gain on investments held in Trust Account, which were partially offset by approximately $5.3 million in general and administrative expenses, and $75,000 of related party administrative fees.
For the six months ended June 30, 2022, we had net income of approximately $44.3 million, which consisted of a gain of approximately $51.5 million from the change in fair value of derivative warrant liabilities and approximately $675,000 net gain on investments held in Trust Account, which were partially offset by approximately $7.7 million in general and administrative expenses, and $150,000 of related party administrative fees.

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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. Any such loans will be repaid only out of funds held outside the trust account.

Due to Related Party
In addition to providing funds to us, our Sponsor also paid for expenses on behalf of us. As of June 30, 2022 and December 31, 2021, outstanding balance for such advances were approximately $312,000 and $447,000, respectively, included in due to related party in current liabilities, on the accompanying condensed balance sheets.
Executive Compensation
None of our officers or directors receive cash compensation for services rendered. However, under the terms of our agreement with Richard Scudamore for his service as a director, we will pay $100,000 to Mr. Scudamore upon the completion of a business combination. This amount was not reflected in the accompanying condensed balance sheets as it was contingent upon the success of a business combination. A business combination will not be consummated by the August 17, 2022 deadline.
Administrative Support Agreement
On August 12, 2020, we entered into an agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor a total of $25,000 per month for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. We incurred $75,000 and $150,000 of such fees in the three and six months ended June 30, 2022 and 2021, respectively, included as administrative fees-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, we had an outstanding unpaid balance of $150,000 and $125,000 in connection with such fees, respectively, included within the due to related party on the accompanying condensed balance sheets included as Item 1 to this Quarterly Report on Form
10-Q.
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or approximately $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Because the Company will not consummate a business within 24 months from the closing of the Initial Public Offering, (i) the underwriters forfeit any rights or claims to the deferred underwriting commission and (ii) the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation.

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
Contingent Fee Arrangements
We have entered into certain fee arrangements with various service providers and advisors in connection with our search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of June 30, 2022 and December 31, 2021 have been deferred and were contingent upon the closing of a business combination and therefore are not included as liabilities on the accompanying condensed balance sheets.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K and
did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

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
As required by
Rules 13a-15
and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15(e) under
the Exchange Act) were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of August 17, 2020, its financial statements for the period ended December 31, 2020 and its interim condensed financial statements and Notes as reported in its SEC filings for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as d escribed below.
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
there have been no material changes to the risk factors disclosed in our 2021 Form
10-K
and in our Quarterly Report on Form
10-Q
filed on May 13, 2022.

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

SIGNATURES
P
ursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBALL ACQUISITION CORP.

Date: August 12, 2022		/s/ Alec Scheiner
	Name:	Alec Scheiner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022		/s/ David Grochow
	Name:	David Grochow
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)